Form 10QSB
period 1996-03-31
HYMEDIX INC
filed 1996-05-15
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996         .
                                -------------------------------

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                     Commission file number    0-19827
                                               -------

                                  HYMEDIX, INC.
           (Exact name of registrant, as specified in its charter)

                 Delaware                                       22-3279252
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                   2235 Route 130, Dayton, New Jersey 08810
         (Address of principal executive offices, including zip code)

   Registrant's telephone number, including area code:    (908) 274-2288
                                                           -------------


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  /X/   No ___

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Class                            Outstanding  as of March  31, 1996
      -----                            ----------------------------------
      Common                                       5,713,500

Transitional Small Business Disclosure Format (Check one): Yes    No  /X/


                                   Page 1 of 33
                          Exhibit Index begins on Page 12

                                  HYMEDIX, INC.

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of March 31, 1996
               and December 31, 1995.                                    3

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 1996 and March 31, 1995.     4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1996 and March 31, 1995.     5

               Notes to Consolidated Interim Financial Statements        6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                         10


SIGNATURES                                                              11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                      Consolidated Balance Sheets (Note 1)

                                     ASSETS

                                                     March 31,    December 31,
                                                       1996            1995
                                                    -----------   ------------
                                                    (Unaudited)
CURRENT ASSETS:
   Cash                                            $   109,339    $    31,295
   Short-term investments                               43,172        151,731
   Accounts receivable                                 138,941         31,258
   Inventories                                         412,541        477,938
   Prepaid expenses and other current assets            59,850         57,227
                                                   -----------    -----------
         Total current assets                          763,843        749,449
PROPERTY AND EQUIPMENT, NET                            183,323        206,174
PATENTS, NET                                           148,537        156,397
                                                   -----------    -----------
         Total assets                              $ 1,095,703    $ 1,112,020
                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt         $    3,031,843  $   3,031,843
   Accounts payable and accrued expenses             1,911,589      1,844,935
   Deferred revenue                                    131,250        100,000
   Liabilities related to discontinued operation        59,222         59,222
                                                   -----------    -----------
   Total current liabilities                         5,133,904      5,036,000
                                                   -----------    -----------
LONG-TERM DEBT (Note 2)                                150,000              0
                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:

   8% Senior Convertible Preferred Stock, $3.00
     par value, 800,000 shares authorized, 10,190
     shares issued and outstanding                      30,570         30,570
   Preferred Stock, $.01 par value, 150 shares
     authorized, issued and outstanding                      2              2
   Common Stock, $.001 par value, 20,000,000
      shares authorized, 5,713,500 shares issued
      and outstanding                                    5,713          5,713
   Additional paid-in capital                       15,642,174     15,635,301
   Accumulated deficit                             (18,366,660)   (18,095,566)
   Subscription receivable                          (1,500,000)    (1,500,000)
                                                   -----------    -----------
      Total Stockholders' deficit                   (4,188,201)    (3,923,980)
                                                   ------------   ------------
      Total liabilities and stockholders' deficit  $ 1,095,703    $ 1,112,020
                                                   ===========    ===========

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                        1996         1995
                                                   -----------    -----------
REVENUES:

   Net product sales                               $   445,735    $   320,844
   License and distribution fees                       150,000              0
   Research and development contracts                  103,750        187,348
                                                   -----------    -----------
      Total revenues                                   699,485        508,192
                                                   -----------    -----------

COSTS AND EXPENSES:

   Cost of sales                                       224,712         76,254
   Selling, general and administrative                 525,330        456,853
   Research and development                            171,227        142,334
                                                   -----------    -----------
      Total costs and expenses                         921,269        675,441
                                                   -----------    -----------
      Loss from operations                            (221,784)      (167,249)
                                                   -----------    -----------

INTEREST (EXPENSE) INCOME
   Interest expense                                    (49,824)       (55,266)
   Interest income                                         514          1,347
                                                   -----------    -----------
         Total interest expense, net                   (49,310)       (53,919)
                                                   -----------    -----------

      Net loss                                     $  (271,094)   $  (221,168)
                                                   -----------    -----------

NET LOSS PER COMMON SHARE                          $     (0.05)   $     (0.04)
                                                   ===========    ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                5,713,500      5,713,500
                                                   ===========    ===========

                          HYMEDIX, INC. AND SUBSIDIARY

                Consolidated Statements Of Cash Flows (Note 1)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                        1996         1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (271,094)   $  (221,168)
                                                   -----------    -----------
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                    30,711         30,814
       (Increase) decrease in:
          Accounts receivable                         (107,683)       (96,874)
          Inventories                                   65,397       (117,510)
          Other current assets                          (2,623)        17,955

       Increase (decrease) in:
          Accounts payable and accrued expenses         66,654        (16,686)
          Deferred revenue                              31,250         30,152
                                                   -----------    -----------
             Total adjustments                          83,706       (152,149)
                                                   -----------    -----------
             Net cash used by operating activities    (187,386)      (373,317)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of equipment                           0            650
                                                   -----------    -----------
      Net cash provided by investing activities              0            650
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable                150,000        107,480
Stock offering and merger costs                          6,873         (2,088)
                                                   -----------    -----------
  Net cash provided by financing activities            156,873        105,392
                                                   -----------    ------------

  Net decrease in cash                                 (30,515)      (267,275)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         183,026        393,330
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   152,511    $   126,055
                                                   ===========    ===========

                          HYMEDIX, INC. AND SUBSIDIARY

              Notes to Interim Consolidated Financial Statements


1.    MERGER AND REINCORPORATION

            HYMEDIX, Inc. (the "Company") was incorporated in Delaware on December 20, 1993, as a wholly-owned subsidiary of Servtex International Inc. (the "Predecessor"). On February 23, 1994, the Predecessor merged with and into HYMEDIX, Inc., and, concurrently, a wholly-owned subsidiary of the Predecessor was merged with and into HYMEDIX International, Inc. ("HYMEDIX International"), a privately-held Delaware corporation, which resulted in HYMEDIX International becoming a wholly-owned subsidiary of HYMEDIX, Inc. HYMEDIX International was incorporated in October, 1985 under the name Kingston Technologies, Inc.

            The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX, International, Inc.


2.    LONG-TERM DEBT

            During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matures on September 5, 1997. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

            In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $1,000,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and mature on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof. The June Bonds may be subject to mandatory prepayment by the Company under certain circumstances.


3.    INTERIM FINANCIAL STATEMENTS

            In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations

       This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. The industry in which the Company competes is characterized by rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depends largely on its ability to continue to enhance existing products and to introduce new products and technologies that meet the continually changing requirements of customers. While the Company has devoted significant resources to the development of new products and technologies, there can be no assurance that it can continue to introduce new products and technologies on a timely basis or that certain of its products and technologies will not be rendered noncompetitive or obsolete by its competitors.

      Overview

      HYMEDIX, Inc. ("HYMEDIX") was incorporated in Delaware on December 20, 1993 as a wholly-owned subsidiary of Servtex International Inc. (the "Predecessor"). On February 23, 1994, the Predecessor merged with and into HYMEDIX, Inc. and, concurrently, a wholly-owned subsidiary of the Predecessor was merged with and into HYMEDIX International, Inc. ("HYMEDIX International") which resulted in HYMEDIX International becoming a wholly-owned subsidiary of HYMEDIX. As used in this Form 10-QSB, unless the context otherwise requires, the term "Company" collectively means HYMEDIX, HYMEDIX International and their respective predecessors. HYMEDIX International was incorporated in October, 1985 under the name Kingston Technologies, Inc.

Results of Operations

      Revenues

      The Company's total revenues for the three months ended March 31, 1996 were $699,485 versus $508,192 for the same period in 1995, an increase of 37.6%. For the three months ended March 31, 1996, the increased revenues over the same period in 1995 came mainly from (1) increased sales of $124,891 as a result of sales increases from skin care products, offset by sales decreases in wound care products and HYPAN(R) hydrogels; (2) a fee of $150,000 paid by ProCyte Corporation related to a licensing agreement; and (3) decreased income of $83,598 from the research and development contracts.

      Costs and Expenses

      Cost of sales for the three months ended March 31, 1996 were $224,712 versus $76,254 for the same period in 1995, an increase of $148,458 or 194.7%. The increase for the three months ended March 31, 1996 was attributable to the 38.9% increase in net product sales coupled with a change in product mix towards the lower margin skin care products for the period. Selling, general and administrative expenses increased 15.0% to $525,330, for the three months ended March 31, 1996 from $456,853 for the same period of 1995. The increase was principally due to higher legal expenses incurred for the defense of two lawsuits previously filed against the Company. The research and development costs for the three months ended March 31, 1996 were $171,227, as compared to $142,334 for the same period in 1995, an increase of 20.3%, resulting from increased work days and costs of the research and development staff.

      Interest Expense, Net

      Total interest expense, net, decreased to $49,310 for the three months ended March 31, 1996 from $53,919 for the same period in 1995, mainly attributable to a one-time non-recurring interest accrual of $5,046.00 in the prior year period.

      As a result of the increased costs and expenses described above for the three months ended March 31, 1996 as compared to the same period of the prior year and the increased revenues described above for the same period of 1996 versus the prior year, the Company incurred a net loss of $271,094, for the three months ended March 31, 1996, as compared to the net loss of $221,168 for the same period in 1995.

Liquidity, Capital Resources and Changes in Financial Condition

      The Company had $152,511 in cash and cash equivalents on hand on March 31, 1996 versus $183,026 on December 31, 1995. The working capital deficit of $(4,370,061) on March 31, 1996 represents an increase of $83,510 from the previous year-end deficit level of $(4,286,551). The increase in working capital deficit was primarily attributable to the net loss incurred in the three-month period ended March 31, 1996.

      During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matures on September 5, 1997. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

      As of March 31, 1996, long-term debt reflected an increase of $150,000 from the prior year end level due to the issuance of the September Bond.

      In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $1,000,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and mature on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof. The June Bonds may be subject to mandatory prepayment by the Company under certain circumstances.

      During the third quarter of 1994 the Company's total stockholders' equity fell below the minimum $1,000,000 of capital and surplus necessary to maintain its listing on the NASDAQ SmallCap Market. Consequently, NASDAQ delisted the Company's common stock from the NASDAQ SmallCap Market on October 27, 1994. The Company is in compliance with all other NASDAQ requirements and is in the process of seeking alternatives to increase its capital to above the required level. However, there can be no assurance that these efforts will be successful. In the meantime, HYMEDIX shares continue being traded on the Over The Counter Electronic Bulletin Board under the symbol HYMX.

      While management believes the Company will have adequate resources to finance its operations in 1996, it continues to seek and evaluate financing alternatives. In the event that cash flow from operations and the anticipated proceeds from the issuance of the convertible bonds are not sufficient to finance the Company's operations in 1996, there is no assurance that other sources of funds will be available to the Company.

Risk Factors and Cautionary Statements

      When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under this caption "Risk Factors and Cautionary Statements," that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

    (bullet) The Company's revenues and income are derived primarily from the development and commercialization of medical and skin care products. The medical and skin care products industry is highly competitive. Such competition7 could negatively impact the Company's market share and therefore reduce the Company's revenues and income.

    (bullet) Competition may also result in a reduction of average unit prices paid for the Company's products. This, in turn, could reduce the percentage of profit margin available to the Company for its product sales.

    (bullet) The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and to successfully enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company develop procedures to bring to market in a timely fashion new products and services that meet customers' needs.

   (bullet) Historically, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

   (bullet) The Company may offer a broad variety of products and technologies to customers around the world. Changes in the mix of products and technologies comprising revenues could cause actual operating results to vary from those expected.

    (bullet) The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components and materials at reasonable prices and in a timely matter; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

    (bullet) The Company offers its products and technologies directly and through indirect distribution channels. Changes in the financial condition of, or the Company's relationship with, distributors, licensees and other indirect channel partners, could cause actual operating results to vary from those expected.

    (bullet) The Company does business and continues to seek to develop business on a worldwide basis. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating its products, could impact the Company's financial condition or future results of operations.

    (bullet) The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical and skin care products industry, as well as general economic conditions and other factors external to the Company.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              10.1. Convertible Bond Purchase Agreement, effective February 27,
                    1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc., and the Purchasers (as defined therein).

              10.2. Convertible Bond Purchase  Agreement,  effective March 5,
                    1996, by and among the Company, HYMEDIX International, and Su Chen Huang.

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HYMEDIX, INC.
                                 (Registrant)


Date:       May 13, 1996         By:  /s/ Joseph Y. Peng
                                      --------------------
                                      Joseph Y. Peng
                                      President (Principal Executive Officer),
                                      Treasurer


Date:       May 13, 1996         By:  /s/ William G. Gridley, jr.
                                      -----------------------------
                                      William G. Gridley, jr.
                                      Chief Financial Officer (Principal
                                      Financial Officer and Principal
                                      Accounting Officer)
                                      Secretary, Director

                                TABLE OF EXHIBITS

Exhibit No.                                                        Page Number
- ----------                                                         -----------
  10.1  Convertible  Bond Purchase  Agreement,  effective
        February  27,  1996,  by and among  the  Company,
        HYMEDIX  International,  First Taiwan  Investment
        and  Development,  Inc.,  and the  Purchasers (as
        defined therein)....................................           13
  10.2  Convertible  Bond Purchase  Agreement,  effective
        March 5, 1996, by and among the Company,  HYMEDIX
        International, and Su Chen Huang....................           25