Form 10QSB/A
period 1996-03-31
HYMEDIX INC
filed 1996-08-13
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             Amendment Number 1 to

                                   Form 10-QSB/A


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


                                   Page 1 of 5
                          Exhibit Index begins on Page 4

This Report on Form 10-QSB/A is being filed to include the registrant's Financial Data Schedule, which was inadvertantly omitted from the registrant's Report on Form 10-QSB filed on May 15, 1996.












Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

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

              27.  Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HYMEDIX, INC.
                                 (Registrant)


Date:     August 13, 1996        By:  /s/ Joseph Y. Peng
                                      --------------------
                                      Joseph Y. Peng
                                      President (Principal Executive Officer),
                                      Treasurer


Date:     August 13, 1996        By:  /s/ William G. Gridley, jr.
                                      -----------------------------
                                      William G. Gridley, jr.
                                      Chief Financial Officer (Principal
                                      Financial Officer and Principal
                                      Accounting Officer)
                                      Secretary, Director

                               TABLE OF EXHIBITS

Exhibit No.                                                        Page Number
- ----------                                                         -----------

*10.1. Convertible Bond Purchase Agreement, effective February 27,
       1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc., and the
       Purchasers (as defined therein).

*10.2. Convertible Bond Purchase  Agreement,  effective March 5,
       1996, by and among the Company, HYMEDIX International, and Su Chen Huang.

27.    Financial Data Schedule                                            5


*Previously filed as exhibits to the Company's Report on Form 10-QSB for quarter ended March 31, 1996.