Form 10QSB
period 1996-06-30
HYMEDIX INC
filed 1996-08-13
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 1996.
                               -------------

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

       Registrant's telephone number, including area code: (908) 274-2288
                                                           --------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X    No
                                  --      --

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Class                                         Outstanding as of June 30, 1996
  -----------------------------------------------------------------------------

  Common                                        5,713,500

Transitional Small Business Disclosure Format (Check one):  Yes    No  X
                                                                      --

                         Exhibit Index begins on Page 12

                                  HYMEDIX, INC.

                                      INDEX
                                      -----

                                                                   Page No.
- ---------------------------------------------------------------------------

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1996
        and December 31, 1995                                           3

        Consolidated Statements of Operations for the
        Three Months and Six Months Ended June 30, 1996
        and June 30, 1995                                               4

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1996 and June 30, 1995                5

        Notes to Consolidated Interim Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             7


SIGNATURES                                                             11

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                                 HYMEDIX, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets (Note 1)

                                            ASSETS
                                            ------

                                                                 June 30,        December 31,
                                                                   1996              1995
                                                              ------------------------------
                                                                (Unaudited)
CURRENT ASSETS:
    Cash                                                      $      6,503     $      31,295
    Short-term investments                                         136,913           151,731
    Accounts receivable                                             52,760            31,258
    Inventories                                                    478,900           477,938
    Prepaid expenses and other current assets                       44,909            57,227
                                                              ------------------------------
        Total current assets                                       719,985           749,449
PROPERTY AND EQUIPMENT, NET                                        160,472           206,174
PATENTS, NET                                                       140,677           156,397
                                                              ------------------------------
        Total assets                                          $  1,021,134     $   1,112,020
                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current maturities of long-term debt                      $  3,768,943     $   3,031,843
    Accounts payable and accrued expenses                        1,989,504         1,844,935
    Accrued legal judgment                                         805,964                 0
    Deferred revenue                                                87,500           100,000
    Liabilities related to discontinued operation                   59,222            59,222
                                                              ------------------------------
        Total current liabilities                                6,711,133         5,036,000
                                                              ------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
    8% Senior Convertible Preferred Stock, $3.00 par value,
       800,000 shares authorized, 10,190 shares issued and
       outstanding                                                  30,570            30,570
    Preferred Stock, $.01 par value, 150 shares authorized,
       issued and outstanding                                            2                 2
    Common Stock, $.001 par value, 20,000,000 shares
       authorized, 5,713,500 shares issued and outstanding           5,713             5,713
    Additional paid-in capital                                  15,642,174        15,635,301
    Accumulated deficit                                        (19,868,458)      (18,095,566)
    Subscription receivable                                     (1,500,000)       (1,500,000)
                                                              -------------------------------
        Total stockholders' deficit                             (5,689,999)       (3,923,980)
                                                              -------------------------------
        Total liabilities and stockholders' deficit           $  1,021,134     $   1,112,020
                                                              ==============================

       The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                                 HYMEDIX, INC. AND SUBSIDIARY

                            Consolidated Statements of Operations
                                         (Unaudited)


                                             Three Months Ended           Six Months Ended
                                                   June 30,                   June 30,
                                     -------------------------------------------------------
                                              1996        1995           1996         1995
- ----------------------------------------------------------------------------------------------
REVENUES:

    Net product sales                    $    57,972  $   232,188   $   503,707  $   553,032
    Royalty income                            25,000            0        25,000            0
    License fees                                   0            0       150,000            0
    Research and development contracts        43,750       52,273       147,500      239,621
                                         ---------------------------------------------------
        Total revenues                       126,722      284,461       826,207      792,653
                                         ---------------------------------------------------

COSTS AND EXPENSES:

    Cost of sales                             36,824      149,860       261,536      226,114
    Selling, general and administrative      557,733      477,835     1,083,063      934,688
    Research and development                 163,833      158,116       335,060      300,450
    Legal judgment                           805,964            0       805,964            0
                                         ---------------------------------------------------
        Total costs and expenses           1,564,354      785,811     2,485,623    1,461,252
                                         ---------------------------------------------------
        Loss from operations              (1,437,632)    (501,350)   (1,659,416)    (668,599)
                                         -----------  -----------   -----------  -----------

INTEREST (EXPENSE) INCOME:
    Interest expense                         (66,342)     (49,824)     (116,166)    (105,090)
    Interest income                            2,176           64         2,690        1,411
                                         ---------------------------------------------------
        Total interest expense, net          (64,166)     (49,760)     (113,476)    (103,679)
                                         -----------  -----------   -----------  -----------
        Net loss                         $(1,501,798) $  (551,110)  $(1,772,892) $  (772,278)
                                         ===========  ===========   ===========  ===========

NET LOSS PER COMMON SHARE:               $     (0.26) $     (0.10)  $     (0.31) $     (0.14)
                                         ===========  ===========   ===========  ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      5,713,500    5,713,500     5,713,500    5,713,500
                                         ===================================================

       The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                                 HYMEDIX, INC. AND SUBSIDIARY

                        Consolidated Statements Of Cash Flows (Note 1)
                                         (Unaudited)


                                                                      Six Months Ended
                                                                           June 30,
                                                              ------------------------------
                                                                    1996              1995
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $ (1,772,892)    $    (772,278)
                                                              ------------     -------------
    Adjustments to reconcile net loss to net
       cash used by operating activities:
           Depreciation and amortization                            61,422            62,105
           (Increase) decrease in:
               Accounts receivable                                 (21,502)           15,510
               Inventories                                            (962)          (47,157)
               Other current assets                                 12,318            28,554

           Increase (decrease) in:
               Accounts payable and accrued expenses               151,442           138,339
               Accrued legal judgment                              805,964                 0
               Deferred revenue                                    (12,500)           27,879
                                                              ------------------------------
                  Total adjustments                                996,182           225,230
                                                              ------------------------------
                  Net cash used by operating activities           (776,710)         (547,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 0             2,385
                                                              ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable                        737,100           457,480
                                                              ------------------------------
       Net increase (decrease) in cash and cash equivalents        (39,610)          (87,183)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     183,026           393,330
                                                              ------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    143,416     $     306,147
                                                              ==============================

       The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

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


3.      LEGAL PROCEEDINGS

               In July of 1996, a judgment was rendered against the Company in the amount of $805,964 in connection with a legal proceeding to which the Company was a party. Although the Company currently plans to appeal this judgment, an accrual to the Company's financial statements was made to account for this potential liability. See "PART II - OTHER INFORMATION; Item 1 - Legal Proceedings" of this Form 10-QSB for a more detailed description of this matter.

4.      INTERIM FINANCIAL STATEMENTS

               In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three months ended June 30, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. The interim financial statements and related notes should be read in conjunction the Company's annual report filed on Form 10-KSB.

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

Results of Operations

        Revenues

        The Company's total revenues for the three months and six months ended June 30, 1996 were $126,722 and $826,207, respectively, versus $284,461 and
$792,653 for the same periods in 1995, a decrease of 55.5% and an increase of 4.2%, respectively. The revenue decrease resulted from a $173,509 decrease in net sales of hydrogels to LIPO Chemicals, Inc. during the three months ended June 30, 1996 compared to the same period of 1995. The decrease in net product sales of $49,325 for the six months ended June 30, 1996 compared to the same period of the previous year was due to $193,000 in reduced sales of wound gels to the medical market and $197,996 less sales of hydrogels to LIPO Chemicals, Inc., offset by an increase of $162,064 in sales of skin care products to overseas customers and increased domestic sales of $180,653 in BIONIQ products.

        Income from royalty and research and development contracts increased approximately $16,000 during the three months ended June 30, 1996 from the prior year period, resulting from a $25,000 royalty received. Due to the $92,121 decrease in research and development revenues offset by the receipts of a royalty of $25,000 and a fee of $150,000 relating to two separate licensing agreements, there is a net increase of $82,879 in royalty, option fee and research and development revenues for the six months ended June 30, 1996 from the same period of 1995.

        Costs and Expenses

        Cost of sales for the three months and six months ended June 30, 1996 were $36,824 and $261,536, respectively, versus $149,860 and $226,114 for the same periods in 1995, a decrease of approximately $113,036 and an increase of $35,422, respectively. The decrease for the three months ended June 30, 1996 was in direct proportion of the decrease in net product sales; whereas the increase for the six months ended June 30, 1996 from the same period of the prior year resulted from a change in product mix with reduced sales in high margin hydrogel chemicals. Selling, general and administrative expenses increased 16.7% and 15.9% to $557,733 and $1,083,063 respectively, for the three months and six months ended June 30, 1996 from the same periods of 1995. The increases were principally due to higher legal expenses incurred for the defense of two lawsuits previously filed against the Company. The research and development costs for the three months and six months ended June 30, 1996 were $163,833 and $335,060, respectively, as compared to $158,116 and $300,450 for the same periods in 1995, an increase of 3.6% and 11.5%, respectively, resulting from increased work days and costs of the research and development staff. Additionally, to account for the Company's potential liability with respect to the recent legal judgment rendered against it and described in detail elsewhere herein, an accrual of $805,964 has been added as a separate line item under costs and expenses for the three months and six months ended June 30, 1996, which was not present during the same periods in 1995.

        Interest Expense, Net

        Total net interest expense for the three months and six months ended June 30, 1996 was $64,166 and $113,476, respectively, versus $49,760 and $103,679 for the same periods in 1995, increases of $14,406 and $9,797, respectively. The increases are attributable to the issuance of convertible bonds in the aggregate principal amount of up to $1,150,000 during the first half of 1996.

        As a result of the increased costs and expenses described above for the three months ended June 30, 1996 as compared to the same period of the prior year and the decreased revenues described above for the same period of 1996 versus the prior year, the Company incurred higher net losses of $1,501,798 for the three months ended June 30, 1996 than the net losses of $551,110 for the same period in 1995. For the six months ended June 30, 1996, the Company incurred higher net losses of $1,772,892 than the net losses of $772,278 of the prior year period, which resulted from the increased costs and expenses.

Liquidity, Capital Resources and Changes in Financial Condition

        The Company had $143,416 in cash and cash equivalents on hand as of June 30, 1996 versus $183,026 as of December 31, 1995. The working capital deficit $(5,991,148) on June 30, 1996 represents an increase of $1,704,597 from the previous year-end level of $(4,286,551). The increase in working capital deficit was primarily attributable to the net loss incurred in the six-month period ended June 30, 1996.

        In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $1,000,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and mature on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof. The June Bonds may be subject to mandatory prepayment by the Company under certain circumstances. An additional $150,000 of convertible bonds with similar terms had been issued in the first quarter of 1996.

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

Risk Factors and Cautionary Statements

        When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under this caption "Risk Factors and Cautionary Statements," that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        [bullet] The Company's revenues and income are derived primarily from the development and commercialization of medical and skin care products. The medical and skin care products industry is highly competitive. Such competition could negatively impact the Company's market share and therefore reduce the Company's revenues and income.

        [bullet] Competition may also result in a reduction of average unit prices paid for the Company's products. This, in turn, could reduce the percentage of profit margin available to the Company for its product sales.

        [bullet] The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and to successfully enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company develop procedures to bring to market in a timely fashion new products and services that meet customers' needs.

        [bullet] Historically, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

        [bullet] The Company may offer a broad variety of products and technologies to customers around the world. Changes in the mix of products and technologies comprising revenues could cause actual operating results to vary from those expected.

        [bullet] The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components and materials at reasonable prices and in a timely matter; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

        [bullet] The Company offers its products and technologies directly and through indirect distribution channels. Changes in the financial condition of, or the Company's relationship with, distributors, licensees and other indirect channel partners, could cause actual operating results to vary from those expected.

        [bullet] The Company does business and continues to seek to develop business on a worldwide basis. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating its products, could impact the Company's financial condition or future results of operations.

        [bullet] The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical and skin care products industry, as well as general economic conditions and other factors external to the Company.


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

        In September, 1993, HYMEDIX International's former President filed a Complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint named HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kingston Technologies Limited Partnership as defendants. The Complaint alleged (i) that HYMEDIX International wrongfully terminated the former President's employment, (ii) that he is owed $367,500 in reduced compensation and $74,500 in back salary, (iii) that $323,138 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and, therefore, void, and (iv) that KTLP's General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The former President sought compensatory damages in excess of $6,000,000 plus punitive damages in an unstated amount.

        The parties settled the former President's claim for back salary. A trial was held with respect to the remaining eight (8) counts of the Complaint from June 24, 1996 until July 3, 1996. A judgment was rendered on July 31, 1996 in favor of five (5) of the individual defendants with respect to all counts; in favor of the remaining individual defendants and HYMEDIX International and KTLP with respect to six (6) counts; and against the remaining individual defendants and HYMEDIX International and KTLP with respect to two (2) counts in an aggregate amount of $805,964.28 ($367,500 with respect to the plaintiff's claim for reduced compensation and $438,464.28 with respect to the plaintiff's claim of fraud in the inducement against the defendants for failing to disclose their plan to terminate the plaintiff at the time plaintiff signed the promissory note extension). The Company currently plans to appeal the judgment against it in connection with this matter.


Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                    27. Financial Data Schedule

               (b)  Reports on Form 8-K.

                      None.

                                   SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HYMEDIX, INC.
                                          (Registrant)



Date:   August 12, 1996            By:     /s/ Joseph Y. Peng
                                          ------------------------------------
                                          Joseph Y. Peng
                                          President (Principal Executive
                                          Officer), Treasurer




Date:   August 12, 1996            By:     /s/ William G. Gridley, jr.
                                          ------------------------------------
                                          William G. Gridley, jr.
                                          Chief Financial Officer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer), Secretary,
                                          Director

                               TABLE OF CONTENTS
Exhibit No.                                              Page Number
- -----------                                              -----------
    27                Financial Data Schedule                13