Form 10QSB
period 1996-09-30
HYMEDIX INC
filed 1996-11-13
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.

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

                                 Yes X      No
                                     -        -
State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Class                                 Outstanding as of September 30, 1996

   Common                                            5,713,500

Transitional Small Business Disclosure Format (Check one):    Yes        No   X
                                                                              -

                                  Page 1 of 15
                         Exhibit Index begins on Page 13

                                  HYMEDIX, INC.

                                      INDEX


                                                                      Page No.


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996
                  and December 31, 1995                                       3

                  Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 1996
                  and September 30, 1995                                      4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1996 and September
                  30, 1995                                                    5

                  Notes to Consolidated Interim Financial Statements          6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7


PART II - OTHER INFORMATION

         Item 6.  Exhibit and Reports on Form 8-K                            11


SIGNATURES                                                                   12

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                      Consolidated Balance Sheets (Note 1)

                                     ASSETS

                                                                               September 30,        December 31,
                                                                                  1996                  1995
                                                                               (Unaudited)

CURRENT ASSETS:
     Cash                                                                      $    67,371          $     31,295
     Short-term investments                                                         14,300               151,731
     Accounts receivable                                                            68,189                31,258
     Inventories                                                                   410,176               477,938
     Prepaid expenses and other current assets                                      63,580                57,227
                                                                               -----------          ------------
         Total current assets                                                      623,616               749,449
PROPERTY AND EQUIPMENT, NET                                                        137,268               206,174
PATENTS, NET                                                                       132,817               156,397
                                                                               -----------          ------------
         Total assets                                                          $   893,701          $  1,112,020
                                                                               ===========          =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Current maturities of long-term debt                                      $ 3,554,043           $ 3,031,843
     Accounts payable and accrued expenses                                       2,048,028             1,844,935
     Accrued legal judgment                                                        805,964                     0
     Deferred revenue                                                               43,750               100,000
     Liabilities related to discontinued operation                                  59,222                59,222
                                                                               -----------          ------------
         Total current liabilities                                               6,511,007             5,036,000
                                                                               -----------          ------------
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 10,190 shares issued and
         outstanding                                                                30,570                30,570
     Preferred Stock, $.01 par value, 150 shares authorized,
         issued and outstanding                                                          2                     2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 5,713,500 shares issued and outstanding                         5,713                 5,713
     Additional paid-in capital                                                 15,642,174            15,635,301
     Accumulated deficit                                                       (19,795,765)          (18,095,566)
     Subscription receivable                                                    (1,500,000)           (1,500,000)
                                                                               -----------          ------------
         Total stockholders' deficit                                            (5,617,306)           (3,923,980)
                                                                               -----------          ------------
         Total liabilities and stockholders' deficit                           $   893,701          $  1,112,020
                                                                               ===========          ============

   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                        1996            1995            1996             1995

REVENUES:

     Net product sales                              $   267,174     $     67,258     $   770,881      $  620,290
     Royalty income                                      12,500                0          37,500               0
     License and option fees                            500,000          700,000         650,000         700,000
     Research and development contracts                  83,750           52,273         231,250         291,894
                                                    -----------     ------------     -----------      -----------
         Total revenues                                 863,424          819,531       1,689,631       1,612,184
                                                    -----------     ------------     -----------      -----------

COSTS AND EXPENSES:

     Cost of sales                                      107,690           31,536         369,226         257,650
     Selling, general and administrative                461,087          440,867       1,544,150       1,375,555
     Research and development                           160,381          152,508         495,441         452,958
     Legal judgment                                           0                0         805,964               0
                                                    -----------     ------------     -----------      -----------

         Total costs and expenses                       729,158          624,911       3,214,781       2,086,163
                                                    -----------     ------------     -----------      -----------
         Income (loss) from operations                  134,266          194,620      (1,525,150)       (473,979)
                                                    -----------     ------------     -----------      -----------

INTEREST (EXPENSE) INCOME:
     Interest expense                                   (63,854)         (49,824)       (180,020)       (154,914)
     Interest income                                      2,281              996           4,971           2,407
                                                    -----------     ------------     -----------      -----------
         Total interest expense, net                    (61,573)         (48,828)       (175,049)       (152,507)
                                                    -----------     ------------     -----------      -----------
         Net income (loss)                          $    72,693      $   145,792     $(1,700,199)     $ (626,486)
                                                    ===========      ===========     ===========      ===========

NET INCOME (LOSS) PER
   COMMON SHARE:                                    $     0. 01      $      0.03     $    (0.30)      $    (0.11)
                                                    ===========      ===========     ===========      ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 5,713,500        5,713,500       5,713,500       5,713,500
                                                    ===========      ===========     ===========      ===========



   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                 Consolidated Statements Of Cash Flows (Note 1)
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     (Net loss)                                                                $(1,700,199)            $(626,486)
                                                                               -----------             ---------
     Adjustments to reconcile net loss to net
         cash used by operating activities:
              Depreciation and amortization                                         92,486                93,056
              (Increase) decrease in:
                  Accounts receivable                                              (36,931)                6,663
                  Inventories                                                       67,762               (94,600)
                  Other current assets                                              (6,353)               34,272

              Increase (decrease) in:
                  Accounts payable and accrued expenses                            209,966               292,676
                  Accrued legal judgment                                           805,964                     0
                  Deferred revenue                                                 (56,250)              (24,393)
                      Total adjustments                                          1,076,644               307,674
                                                                                -----------             ---------
                      Net cash used by operating activities                       (623,555)             (318,812)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                522,200                     0
                                                                                -----------             ---------
         Net cash provided by financing activities                                 522,200                     0
                                                                                -----------             ---------
         Net decrease in cash and cash equivalents                                (101,355)             (318,812)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     183,026               393,330
                                                                                -----------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   81,671              $ 74,518
                                                                                ==========              =========



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

     The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc.

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

              Both the June Bond and the September Bonds are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account up to the principal amount of the bonds on a periodic basis and to reduce the amounts outstanding with respect to the bonds by making payments into such account. As of September 30, 1996:
     (i) with respect to the September Bond, the Company has withdrawn $150,000 and made no repayments, resulting in an outstanding balance of $150,000; and (ii) with respect to the June Bonds, the Company has withdrawn $945,200 and made repayments of $573,000, resulting in an outstanding balance of $372,200.

              Pursuant to a Security Agreement dated as of August 8, 1996, by and among the Company and the Bondholder Representative (as defined therein), in order to induce the Purchasers and Su Chen Huang (collectively, the "Bondholders") to approve future withdrawals by the Company from the special account, the Company granted to the Bondholder Representative, for the ratable benefit of the Bondholders, a security interest in all of the Company's assets and properties.

3.   LEGAL PROCEEDINGS

              In July of 1996, a judgment was rendered against the Company in the amount of $805,964 in connection with a legal proceeding to which the Company was a party. Although the Company has filed a notice of appeal to this judgment, an accrual to the Company's financial statements was made to account for this potential liability. See "PART II - OTHER INFORMATION:
     Item 1 - Legal Proceedings" of this Form 10-QSB for a more detailed description of this matter.

4.   INTERIM FINANCIAL STATEMENTS

              In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. The interim financial statements and related notes should be read in conjunction the Company's annual report filed on Form 10-KSB.

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

Results of Operations

         Revenues

         The Company's total revenues for the three months and nine months ended September 30, 1996 were $863,424 and $1,689,631, respectively, versus $819,531 and $1,612,184 for the same periods in 1995, an increase of 5.4% and 4.8%, respectively. The revenue increase resulted from an increase of $199,916 in net product sales offset by a decrease of $156,023 of royalty, license and option fees and research and development revenues, during the three months ended September 30, 1996 compared to the same period of 1995. The increase of $199,916 in net product sales came principally from (1) $102,501 of increased sales of skin care products domestically and overseas, (2) $156,028 increased sales of hydrogels and (3) a $57,013 decrease in net sales of wound care product. The increase in net product sales of $150,591 for the nine months ended September 39, 1996 compared to the same period of the previous year was principally due to an increase of $415,018 in sales of skin care products to domestic and overseas customers, offset by $219,709 in reduced sales of wound gels to the medical market and $41,968 less sales of hydrogels to LIPO Chemicals, Inc.

         Income from royalty, license and option fees and research and development contracts decreased approximately $156,023 during the three months ended September 30, 1996 from the prior year period, resulting mainly from $200,000 less license fees received. Due to the $12,500 decrease in royalty, license and option fees and $60,644 decrease in research and development revenues there is a net decrease of $73,144 in royalty, license and option fees and research and development revenues for the nine months ended September 30, 1996 from the same period of 1995.

         Costs and Expenses

         Cost of sales for the three months and nine months ended September 30, 1996 were $107,690 and $369,226, respectively, versus $31,536 and $257,650 for the same periods in 1995, an increase of $76,154 and $111,576, respectively. The increases for the three months and nine months ended September 30, 1996 were in proportion of the increases in net product sales from the same periods of the prior year. Selling, general and administrative expenses increased 4.6% and 12.3% to $461,087 and $1,544,150, respectively, for the three months and nine months ended September 30, 1996 from the same periods of 1995. For the three month periods, the increase mainly stemmed from a slight increase in premises expenses. As for the comparison of nine month periods between 1996 and 1995, the increase was principally due to higher legal expenses incurred for the defense of two lawsuits previously filed against the Company. The research and development costs for the three months and nine months ended September 30, 1996 were $160,381 and $495,441, respectively, as compared to $152,508 and $452,958 for the same periods in 1995, an increase of 5.2% and 9.4%, respectively, resulting from increased work days and costs of the research and development staff. Additionally, to account for the Company's potential liability with respect to the recent legal judgment rendered against it and described in detail elsewhere herein, an accrual of $805,964 has been recorded in a separate line item under costs and expenses for the nine months ended September 30, 1996, which was not present during the same period in 1995.

         Interest Expense, Net

         Total net interest expense for the three months and nine months ended September 30, 1996 was $61,573 and $175,049, respectively, versus $48,828 and $152,507 for the same periods in 1995, increases of $12,745 and $22,542, respectively. The increases are attributable to the issuance of convertible bonds in the aggregate principal amount of up to $1,150,000 during the first half of 1996.

         As a result of the increased costs and expenses described above for the three months ended September 30, 1996 as compared to the same period of the prior year and the increased revenues described above for the same period of 1996 versus the prior year, the Company earned a net income of $72,693 for the three months ended September 30, 1996 versus the net income of $145,792 for the same period in 1995. For the nine months ended September 30, 1996, the Company incurred higher net losses of $1,700,199 than the net losses of $626,486 of the prior year period, which resulted from the increased costs and expenses.

Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $81,671 in cash and cash equivalents on hand as of September 30, 1996 versus $183,026 on December 31, 1995. The working capital deficit $(5,887,391) on September 30, 1996 represents an increase of $1,600,840 from the previous year-end level of $(4,286,551). The increase in working capital deficit was primarily attributable to the net loss incurred in the nine-month period ended September 30, 1996.

        In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $1,000,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and mature on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof. The June Bonds may be subject to mandatory prepayment by the Company under certain circumstances. An additional $150,000 or convertible bonds with similar terms had been issued in the first quarter of 1996.

        Both the June Bond and the September Bonds are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account up to the principal amount of the bonds on a periodic basis and to reduce the amounts outstanding with respect to the bonds by making payments into such account. As of September 30, 1996: (i) with respect to the September Bond, the Company has withdrawn $150,000 and made no repayments, resulting in an outstanding balance of $150,000; and (ii) with respect to the June Bonds, the Company has withdrawn $945,200 and made repayments of $573,000, resulting in an outstanding balance of $372,200.

        Pursuant to a Security Agreement dated as of August 8, 1996, by and among the Company and the Bondholder Representative (as defined therein), in order to induce the Purchasers and Su Chen Huang (collectively, the "Bondholders") to approve future withdrawals by the Company from the special account, the Company granted to the Bondholder Representative, for the ratable benefit of the Bondholders, a security interest in all of the Company's assets and properties.

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

         o The Company's revenues and income are derived primarily from the development and commercialization of medical and skin care products. The medical and skin care products industries are highly competitive. Such competition could negatively impact the Company's market share and therefore reduce the Company's revenues and income.

         o Competition may also result in a reduction of average unit prices paid for the Company's products. This, in turn, could reduce the percentage of profit margin available to the Company for its product sales.

         o The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and to successfully enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company develop procedures to bring to market in a timely fashion new products and services that meet customers' needs.

         o Historically, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

         o The Company may offer a broad variety of products and technologies to customers around the world. Changes in the mix of products and technologies comprising revenues could cause actual operating results to vary from those expected.

         o The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components and materials at reasonable prices and in a timely matter; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

         o The Company offers its products and technologies directly and through indirect distribution channels. Changes in the financial condition of, or the Company's relationship with, distributors, licensees and other indirect channel partners, could cause actual operating results to vary from those expected.

         o The Company does business and continues to seek to develop business on a worldwide basis. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating its products, could impact the Company's financial condition or future results of operations.

         o The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical and skin care products industry, as well as general economic conditions and other factors external to the Company.

        o As described below under "Legal Proceedings," a judgment was recently rendered against the Company in the amount of $805,964 in connection with a legal proceeding to which the Company was a party. Although the Company has filed a motion of appeal in this matter, there can be no assurances that the Company will be successful in such appeal. If the appeal is unsuccessful, it could have a materially adverse affect on the Company's financial condition and future operating results.

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

         The parties settled the former President's claim for back salary. A trail was held with respect to the remaining eight (8) counts of the Complaint from June 24, 1996 until July 3, 1996. A judgment was rendered on July 31, 1996 in favor of five (5) of the individual defendants with respect to all counts, in favor of the remaining individual defendants and HYMEDIX International and KTLP with respect to six (6) counts; and against the remaining individual defendants and HYMEDIX International and KTLP with respect to two (2) counts in an aggregate amount of $805,964.28 ($367,500 with respect to the plaintiff's claim for reduced compensation and $438,464.28 with respect to the plaintiff's claim of fraud in the inducement against the defendants for failing to disclose their plan to terminate the plaintiff at the time the plaintiff signed the promissory note extension). The Company has filed a notice of appeal to the judgment against it in connection with this matter.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                  10.46 Security Agreement dated as of August 8, 1996, by and among the Company and the Bondholder Representative (as defined therein).

                  27     Financial Data Schedule

             (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HYMEDIX, INC.
                                   (Registrant)



Date:  November 11, 1996       By: /s/ Joseph  Y. Peng
       Joseph Y. Peng              ---------------------------------------
                                   President (Principal Executive Officer),
                                   Treasurer




Date:  November 11, 1996       By: /s/ William G. Gridley, jr.
                                   ----------------------------------------
                                   William G. Gridley, jr.
                                   Chief Financial Officer (Principal Financial
                                   Officer and Principal Accounting Officer),
                                   Secretary, Director

                               TABLE OF EXHIBITS

                                                                        Page
Exhibit No.                                                            Number
----------                                                             ------

10.46             Security Agreement dated as of August 8, 1996,
                  by and among the Company and the Bondholder
                  Representative (as defined therein).                   14

27                Financial Data Schedule                                15