Form 10-K
period 1996-12-31
HYMEDIX INC
filed 1997-03-31
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from __________ to

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

                    2245 Route 130, Dayton, New Jersey 08810
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (908) 274-2288

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes [X]       No  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State registrant's revenues for its most recent fiscal year:       $1,986,798

The aggregate market value of the voting stock held by non-affiliates, based upon the average of the bid and asked price of the Common Stock on March 26, 1997 as reported by The OTC Bulletin Board, was approximately $1,132,324. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates for this purpose but not necessarily for other purposes.

The number of shares of Common Stock outstanding as of March 26, 1997 was 5,713,500.

Transitional Small Business Disclosure Format (Check one):

                                                Yes [ ]       No  [X]


                       Documents Incorporated by Reference

                                                   Part of Form 10-KSB
               Document                           into which incorporated

Proxy statement for 1997 Special                          Part III
Meeting in Lieu of Annual Meeting of
Stockholders to be filed with the
Securities and Exchange Commission on
or before April 30, 1997.

                                  HYMEDIX, INC.

                                      INDEX

                                                                   Page No.
PART I

     Item 1.  Description of Business                                 4

     Item 2.  Description of Property                                 7

     Item 3.  Legal Proceedings                                       7

     Item 4.  Submission of Matters to a Vote of Security Holders     7

PART II

     Item 5.  Market for Common Equity and
              Related Stockholder Matters                             8


     Item 6.  Management's Discussion and Analysis of Financial       9
              Condition and Results of Operations

     Item 7.  Financial Statements                                   13

     Item 8.  Changes in and Disagreements with Accountants on       13
              Accounting and Financial Disclosure

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control   14
              Persons; Compliance with Section 16(a) of the
              Exchange Act

     Item 10. Executive Compensation                                 18

     Item 11. Security Ownership of Certain Beneficial Owners        18
              and Management
     Item 12. Certain Relationships and Related Transactions         18

     Item 13. Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                           23

                                     PART I

Item 1.  Description of Business.

Background

         HYMEDIX, Inc. ("HYMEDIX") was incorporated in Delaware on December 20, 1993 as a wholly-owned subsidiary of Servtex International Inc. (the "Predecessor"). On February 23, 1994, the Predecessor merged with and into HYMEDIX, Inc. and, concurrently, a wholly-owned subsidiary of the Predecessor was merged with and into HYMEDIX International, Inc. ("HYMEDIX International"), which resulted in HYMEDIX International becoming a wholly-owned subsidiary of HYMEDIX (collectively, the "Acquisition Merger"). The Acquisition Merger was accounted for as a recapitalization of HYMEDIX International and an acquisition by HYMEDIX International of the Predecessor using historical values of the assets and liabilities of the Predecessor. HYMEDIX International was incorporated in October, 1985 under the name Kingston Technologies, Inc. As used in this Form 10-KSB, unless the context otherwise requires, the term "Company" collectively means HYMEDIX, HYMEDIX International and their respective predecessors.

         The Company has been engaged through HYMEDIX International in the development and commercialization of medical and skin care products based on its proprietary synthetic HYPAN(R) hydrogels and memory polymers. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop products and components with advantageous characteristics for a number of medical and other markets. The majority of the Company's revenues to date has been in the form of license and distribution fees.

Products

         The Company has developed two product lines in the past several years, a line of synthetic dressings for the treatment of chronic wounds, and a line of moisturizing creams and gels for the consumer skin care markets. In addition, the Company has several product development agreements with companies in the fields of drug delivery and permanent implants.

         Skin Care Products

         The Company has developed a line of moisturizing creams and gels based on the emulsifying capabilities of its hydrophilic polymer systems and is introducing them to the United States market under the trade name BIONIQ(R). The Company is also introducing a similar line of skin care products to Asian markets through a marketing partner. In the United States, the Company's principal means of distribution of BIONIQ products is direct response television. Starting in October 1995, the Company began selling BIONIQ on a major direct response television network. The BIONIQ product line presently consists of Body Therapy(TM), a moisturizing lotion; Replenishing Complex(TM), a moisturizing gel; Facial Formula(TM) (Dry/Normal) and Facial Formula(TM) (Normal/Oily), facial creams; Hydrating Cleanser(TM) (Dry/Normal) and Clarifying Cleanser(TM) (Normal/Oily), facial cleansers;

Cucumber Refining Solution(TM) (Dry/Normal) and Tropical Refining Solution(TM) (Normal/Oily), facial toners; and Baby Therapy(TM), a body lotion for babies. Additional products are under development. The Company is exploring other marketing channels for BIONIQ, including other direct selling methods, and retail chains.

         Wound Care Products

         The Company has developed a line of seven products for the chronic wound care markets, six of which have received market clearance from the FDA, and one of which does not require FDA clearance. In November 1995, the Company entered into an agreement with ProCyte Corporation ("ProCyte") granting it a license to make, have made, use and sell products for the wound care field using the Company's HYPAN(R) technology. The rights are worldwide, except for Asia, and are exclusive, except as to one of the products. The license includes exclusive worldwide rights to the drug delivery applications of HYPAN technology for wound healing. ProCyte is a development stage company with a principal focus in wound care. Under the terms of the agreement, the Company will receive certain research and development, milestone and royalty payments from ProCyte. In addition, the Company will receive shares of ProCyte's common stock over a two year period, subject to certain restrictions.

         Research & Development Contracts

         The Company is working on the development of products for other medical products companies under several R&D contracts. In 1991, the Company entered into a three year development agreement (which has been extended for both a fourth and a fifth year on substantially similar terms) with a major private U.S. medical products company for medical products using HYPAN(R) hydrogels in areas other than wound care; ophthalmology; urology; the use of embolics and catheters and guidewires in cardiology and radiology; and certain types of drug delivery. This medical products company's primary focus has been on a permanent implant. The Company's HYPAN(R) polymers are presently being evaluated by two major ophthalmic pharmaceutical companies. The Company has entered into two R&D agreements for indwelling products, one covering embolic materials, and another covering spinal disc replacements.

         Specialty Chemicals

         Since 1988, the Company has sold HYPAN(R) hydrogels to the cosmetics and personal care industry (the "Trade") through a marketing partner, LIPO Chemicals, Inc. ("LIPO"). In 1992, the Company granted LIPO a three year option to manufacture the Company's polymers for sale to the Trade in return for royalties of 10% of LIPO's net sales of HYPAN(R). In December, 1995, LIPO exercised its option to manufacture HYPAN for sale to the Trade.

Regulatory Approvals

         The Company's products are subject to extensive regulation by U.S. and foreign governmental authorities for efficacy, safety and quality. For U.S. regulatory purposes, it is anticipated that most of the Company's products (other than cosmetics and toiletries products) will be deemed medical devices under the Federal Food, Drug and Cosmetic Act (the "FFDCA") although some products may be treated as pharmaceutical agents (drugs) under the FFDCA, depending on their intended use and applicable regulatory policies.

Technology and Patents

         The Company has developed several families of patented synthetic hydrogels (i.e., hydrophilic polymer systems which do not dissolve in water) which can be used in a broad range of medical and other applications. These multi-block copolymers are tradenamed HYPAN(R), an acronym for hydrolyzed polyacrylonitrile (PAN). In addition to HYPAN(R) hydrogels, the Company has developed temperature activated polymer systems with precise inherent shape memories.

         The Company's polymers, the processes for making them and a number of specific products and applications are covered by U.S. and foreign patents. Most of the polymers currently used in the Company's products are covered under patents issued or filed since 1990. These polymers have been extensively tested for biocompatibility by both the Company and its licensees.

Competition

         The Company is engaged in highly competitive markets for its products. In the skin care markets, the Company will be competing against companies such as Beiersdorf, L'Oreal, Estee Lauder, Avon, as well as Mary Kay, Hydron Technologies and NuSkin, among many others.

         The Company believes that its principal competitors in the wound care markets will be ConvaTec, a division of Bristol-Meyers Squibb, Smith & Nephew Plc, 3M Corporation, Dow B. Hickam, Acme United, Polymedica, Carrington Labs, Johnson & Johnson and Kendall, among others. These Company's have substantially more resources then HYMEDIX.

Manufacturing and Raw Materials

         The Company's principal raw materials are Polyacrylonitrile (PAN) and a variety of other readily available chemicals.

         The Company manufactures HYPAN(R) materials at its Dayton, New Jersey facility. The Company believes that it presently has the capacity it needs to meet its HYPAN(R) hydrogel production requirements for the next three years, and that its raw materials for its operations are and will continue to be available for the foreseeable future. The Company's skin care products are manufactured to its specifications by contract manufacturers.

Employees


         The Company presently employs fifteen (15) people, eight (8) of whom are engaged in management, marketing and administration; two (2) in regulatory affairs and quality assurance and control; one (1) in production; and four (4) in research and product development. None of the Company's personnel is represented by a union, and the Company believes its personnel relations are excellent.

Item 2.  Description of Property.

         The Company rents approximately 32,000 square feet of office, laboratory and manufacturing space at 2235 Route 130 in Dayton, New Jersey under a lease with annual rentals of approximately $537,000. The lease expires at the end of 1997. At this facility the Company can manufacture approximately 5 tons of HYPAN(R) a year (enough capacity for the foreseeable future). The facility also provides all of the Company's office and laboratory space requirements.

Item 3.  Legal Proceedings.

         In September, 1993, HYMEDIX International's former President filed a Complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint names HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kingston Technologies Limited Partnership as defendants. The Complaint alleges (i) that HYMEDIX International wrongfully terminated the former President's employment, (ii) that he is owed $367,500 in deferred compensation and $74,500 in back salary, (iii) that $323,138 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and is, therefore, void, and (iv) that KTLP's General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The $74,500 in back salary was paid in January, 1994. In July 1996, a jury trial judgment was rendered against HYMEDIX and KTLP in the amount of $805,964 plus interest on plaintiff's claims for deferred compensation and the KTLP promissory notes. The defendants are appealing this verdict.

         In November, 1994, an individual filed a complaint against the Company in the Superior Court of New Jersey, Law Division, Mercer County, alleging that the company owes him eight percent of all monies invested in the Company by his contacts, including a principal stockholder of the Company. The complaint alleges that the Company owes the former consultant approximately $5,000,000 and warrants for the Company's common stock. The Company has filed an Answer denying all substantive allegations of this complaint. Pre-trial discovery is currently being conducted in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the period October 1, 1996 through December 31, 1996.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Predecessor's Common Stock had been listed and traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since January 30, 1992 upon the closing of the Predecessor's initial public offering under the symbol SVTX. The Predecessor's Common Stock was delisted from trading on NASDAQ on October 21, 1993 due to its failure to meet NASDAQ's listing maintenance requirements. After the Acquisition Merger, the Company's Common Stock was relisted on the NASDAQ SmallCap Market under the symbol HYMX. During the third quarter of 1994, the Company's total stockholders' equity fell below the minimum $1,000,000 of capital and surplus necessary to maintain its listing on the NASDAQ SmallCap Market. Consequently, NASDAQ delisted the Company's common stock from the NASDAQ SmallCap Market on October 27, 1994. HYMEDIX shares are currently quoted and continue to be traded on The Over The Counter ("OTC") Electronic Bulletin Board under the symbol HYMX.

         The following table sets forth the range of the high and low bid prices for each of the Company's (including the Predecessor's) foregoing securities as reported by The OTC Bulletin Board for the eight quarterly periods ended December 31, 1996.

                                                       Common Stock
                                                       ------------
                 Period                               High       Low
                 ------                               ----       ---

                 1995:
                          1st quarter                $2.75     $1.25
                          2nd quarter                 2.75      1.00
                          3rd quarter                 2.50      1.00
                          4th quarter                 2.50      0.50

                 1996:
                          1st quarter                $1.50     $0.50
                          2nd quarter                 1.00      0.50
                          3rd quarter                 0.50      0.50
                          4th quarter                 1.25      0.50



         The stock price ranges represent the high and low bid quotations as listed by The OTC Bulletin Board and reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of the close of business on March 25, 1996, there were 93 holders of record of the Company's Common Stock. The Company believes that it had approximately 400 beneficial owners of such securities as of such date.

         The Company has paid no cash dividends in respect of its Common Stock and the Company has no intention to pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Overview

         HYMEDIX, Inc. ("HYMEDIX") was incorporated in Delaware on December 20, 1993 as a wholly-owned subsidiary of Servtex International Inc. (the "Predecessor"). On February 23, 1994, the Predecessor merged with and into HYMEDIX, Inc. and, concurrently, a wholly-owned subsidiary of the Predecessor was merged with and into HYMEDIX International, Inc. ("HYMEDIX International") which resulted in HYMEDIX International becoming a wholly-owned subsidiary of HYMEDIX (collectively, the "Acquisition Merger"). The Acquisition Merger was accounted for as a recapitalization of HYMEDIX International and an acquisition of the Predecessor by HYMEDIX International using historical values of the assets and liabilities of the Predecessor. As used in this Form 10-KSB, unless the context otherwise requires, the term "Company" collectively means HYMEDIX, HYMEDIX International and their respective predecessors. HYMEDIX International was incorporated in October, 1985 under the name Kingston Technologies, Inc. In February, 1994, at the time of the Acquisition Merger, the Company raised approximately $3.6 million net proceeds from the private placement of common stock and warrants (the "Private Placement"). Prior to the date of the Acquisition Merger the financial statements of the Company reflect the financial results of HYMEDIX International only.

Results of Operations

         Revenues

         The Company's total revenues for the fiscal year ended December 31, 1996 were $1,986,798, versus $2,262,114 for the fiscal year ended 1995, a decrease of 12.2%. The decreased revenues for fiscal year 1996 from the previous year primarily came from (1) a decrease of $332,000 in license, royalty and distribution fees; (2) decreased income of

$69,167 in research and development contracts; (3) reduced net sales of $219,709 in wound care products; and (4) an increase of $349,731 in domestic and international sales of skin care products. The decrease in license, royalty and distribution fees is primarily attributable to the fact that the ProCyte licensing agreement was closed in late 1995, and the reduced net sales in wound care products is primarily attributable to the fact that the Company is now licensing rather than selling those products.

         Costs and Expenses

         Cost of sales for the fiscal year ended December 31, 1996 was $406,549 versus $341,773 for fiscal year 1995, an increase of 19.0%. The 19.0% increase in cost of sales was largely in line with the 17.5% increase in net product sales. Selling, general and administrative expenses increased to $2,000,863 for the year ended December 31, 1996 from the previous year level of $1,973,340. The increase was principally due to higher legal expenses incurred for the defense of two lawsuits previously filed against the Company. Research and development costs for the fiscal year were $650,907 as compared to $547,202 for the fiscal year 1995, an increase of 19.0%, resulting from increased work days and costs of the research and development staff. Additionally, to account for the Company's potential liability with respect to the recent legal judgment rendered against it and described in detail elsewhere herein, an accrual of $805,964 has been recorded in a separate line item under costs and expenses.

         Other (Expenses) Income

         Total other expense, net increased to $315,830 for the fiscal year ended December 31, 1996 from a net expense of $200,766 for the 1995 fiscal year. The increase of $115,064 was primarily attributable to interest expense related to the issuance of convertible bonds in the aggregate principal amount of $1,131,000 during the first half of 1996 and the interest expense accrual related to the legal judgment.

         As a result of the decreased revenues and increased costs and expenses described above, the Company incurred a net loss of $2,193,315 for the fiscal year ended December 31, 1996 versus $800,967 for the fiscal year 1995.

Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $42,562 in cash and cash equivalents on hand as of December 31, 1996 versus $183,026 on December 31, 1995. The working capital deficit $(6,656,003) on December 31, 1996 represents an increase of $2,369,452 from the previous year-end level of $(4,286,551). The increase in working capital deficit was primarily attributable to the net loss incurred in 1996. The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $1,00,000, respectively, each have been classified as current liabilities inasmuch as they are in technical default as a result of certain interest payments not having been made in accordance with the terms of the license agreements relating to such loans.

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

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and mature on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof. The June Bonds may be subject to mandatory prepayment by the Company under certain circumstances.

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of December 31, 1996, the Company had made various withdrawals from and repayments to the Special Account resulting in a net withdrawal of $905,400.

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

         The Company is currently in discussions with potential investors to receive additional financing for the Company's operations in 1997, and management continues to seek other financing alternatives for the Company. While the Company is appealing the $805,964 judgment rendered against it in 1996, it is possible that the Company will lose that appeal or that the plaintiff will assert his claim against the Company prior to adjudication of the appeal. In either event or in the event that proceeds from the financing alternatives are not sufficient to finance the Company's operations in 1997, there is no assurance that sufficient funds will be available to the Company to continue its operations.

Risk Factors and Cautionary Statements


         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expect to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under this caption "Risk Factors and Cautionary Statements," that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         [bullet] As described above in "Legal Proceedings," a judgment was rendered against the Company in the amount of $805,964 in connection with a legal proceeding to which the Company was a party. Although the Company has filed a notice of appeal in this matter, there can be no assurances that the Company will be successful in such appeal or that the plaintiff will not move to collect on the judgment prior to adjudication of the appeal. If the appeal is unsuccessful or if the plaintiff moves to collect on the judgment, it could have a materially adverse affect on the Company's financial condition and future operating results.

Item 7.  Financial Statements.

                  See Financial Statement beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                  Set forth below is certain background information with respect to the directors and executive officers of the Company, including information furnished by them as to their principal occupations for the last five years, certain other directorships held by them and their ages as of December 31, 1995. Each of the Directors and Officers set forth below, other than Dr. Jennings, also hold the same position with HYMEDIX International.
                                                                  Director or
                                                                  Executive
Name                        Age   Position(s) with the Company    Officer Since

Vladimir A. Stoy, Ph.D.     55    Vice Chairman                       1994
                                  (non-executive)
                                  and Director

William G. Gridley, Jr.(3)  68    Chairman, Chief Financial           1994
                                  Officer, Secretary
                                  and Director

Joseph Y. Peng              48    President, Chief Executive          1994
                                  Officer, and Treasurer

George P. Stoy              48    Vice President of Engineering       1994
                                  and Director

Charles K. Kliment,         64    Vice President of Research          1994
Ph.D.                             and Development

Jan Lovy, Ph.D.             44    Vice President of                   1994
                                  Polymer Research

Sheng-Hsiung Hsu            53    Director                            1994

Dr. Hsia-Fu Chao(1)(3)      61    Director                            1994

Shu-Jean Kuo Chou           58    Director                            1994

Michael K. Hsu(1)(2)(3)     38    Director                            1994

William J. Golden           47    Director                            1996

Edward H. Jennings,         60    Director                            1994
Ph.D.(1)(2)

------------------------------
(1) Member of the Compensation Committee of the Board of Directors

(2) Member of the Audit Committee of the Board of Directors

(3) Member of the Executive Committee of the Board of Directors

         Vladimir A. Stoy, Ph.D., Vice Chairman and Director. Dr. Stoy has served as Vice Chairman of the Board of HYMEDIX since January 1, 1996; prior to that he was Chairman. Dr. Stoy has served as Chairman of the Board of HYMEDIX International since 1986; he has held this position in a non-executive capacity since late 1993, when he became a consultant to the Company and has served as Chairman of the Board of HYMEDIX since the Acquisition Merger. Dr. Stoy received his Ph.D. in macromolecular chemistry, and spent eleven years at the Academy of Sciences in Prague, serving for some time as Head of the Laboratory of Biomedical Applications. A major part of his 90 patents and numerous publications are related to hydrogel technology. Dr. Stoy is the inventor of HYPAN(R) technology. He currently spends approximately 30% of his time as a consultant to HYMEDIX, spending the balance of his time with S.K.Y. Polymers, a company he controls and of which he is President. Under a Licensing Agreement, S.K.Y. has licensed to the Company all of its technology in the Company's areas of interest (the "Sky License Agreement"). See "Certain Transactions."

         William G. Gridley, Jr., Chairman, Chief Financial Officer, Secretary and Director. Mr. Gridley was President and a Director of HYMEDIX from the Acquisition Merger to January 1, 1996, when he became Chairman. Prior to joining HYMEDIX International in 1986, Mr. Gridley was President of Brandywine Investors, an investment management firm which he founded. From 1979 to 1983, he was President of Crescent Diversified, Ltd. and Competrol BVI, the United States investment vehicles of the Olayan Group. From 1973 to 1979, he was Executive Vice President of the American Express Bank. Prior to that, he was a Vice President of the Chase Manhattan Bank. Mr. Gridley is Vice Chairman of Tuskegee University and a member of the Board of Managers of the Jane Coffin Childs Memorial Fund for Medical Research. He is a graduate of Yale University.

         Joseph Y. Peng, President, Chief Executive Officer and Treasurer. Mr. Peng was Vice President, Chief Financial Officer and Secretary of HYMEDIX since the Acquisition Merger to January 1, 1996, when he became President. Mr. Peng joined HYMEDIX International in 1993. Before joining HYMEDIX International, Mr. Peng was the President of an investment and corporate brokerage firm that he founded. He was Executive Vice President and head of the New Business and New Venture Division of Collins Co., Ltd. from 1988 to 1991, and was its Chief Financial Officer from 1983 to 1987. Between 1979 and 1983, Mr. Peng was the Director of Strategic Planning and Business Development at Tatung Co. of America, the U.S. affiliate of a leading conglomerate based in Taiwan. Mr. Peng worked for Citicorp's Taiwan organization for four years until his departure in 1977, at which time he held the title of Financial Controller. Mr. Peng holds an M.B.A. degree from the Harvard Business School, a Master's degree in Management Science and a B.S. degree in Electronic Engineering.

         George P. Stoy, Vice President of Engineering and Director. Mr. Stoy has served as Vice President of Engineering of HYMEDIX since the Acquisition Merger. Mr. Stoy has been with HYMEDIX International since its inception. Mr. Stoy has been involved in the development of HYPAN(R) technology from its early stages, and is responsible for the development of processing technology and product design. Mr. Stoy is an inventor or co-inventor of numerous inventions that are the subject of patents and patent applications. Mr.

Stoy holds a Masters degree in Mechanical Engineering. Mr. Stoy is the brother of Vladimir A. Stoy.

         Charles K. Kliment, Ph.D., Vice President of Research and Development. Dr. Kliment has been Vice President of Research and Development of HYMEDIX since the Acquisition Merger. Dr. Kliment joined HYMEDIX International in 1990 as Vice President of Research and Development. Dr. Kliment worked for ten years at the Academy of Sciences in Prague with Professor Otto Wichterle on the development of soft contact lenses and other biomedical uses of HYDRON hydrogels. From 1969 to 1974, he was the Research and Development Manager of National Patent Development Corporation. From 1974 to 1984 Dr. Kliment was Director of Research of NPD Optical Corporation. In 1984, he moved to Tyndale Plains-Hunter, Ltd. as Vice President and worked there until 1990, primarily with hydrophilic polyurethanes.

         Jan Lovy, Ph.D., Vice President of Polymer Research. Dr. Lovy has been Vice President of Polymer Research of HYMEDIX since the Acquisition Merger. Dr. Lovy joined HYMEDIX International in 1985 and has served as its Vice President of Polymer Research since 1988. Dr. Lovy received his Ph.D. from the Institute of Macromolecular Chemistry in Prague, and has been the recipient of numerous patents and the author of some 23 papers on polymer chemistry and nuclear magnetic resonance spectroscopy. Dr. Lovy has primary responsibility for materials research and development.

         Sheng-Hsiung Hsu, Director. Mr. Hsu has served as a Director of HYMEDIX since the Acquisition Merger. Mr. Hsu joined HYMEDIX International as a Director in 1993. Mr. Hsu is the Chairman of First Taiwan Venture Capital Inc. In 1973, he founded Cal-Comp Electronics, Inc. which is now the world's largest electronic calculator manufacturer. He currently serves as the Chairman and the President of Cal-Comp Electronics, Inc. He is also the founder and Executive Director of Compal Electronics, Inc., a major monitor and notebook PC manufacturer in Taiwan. Mr. Hsu also holds various positions in a number of corporations and entities, including Baotek Industrial Materials Ltd., Electric Appliance Manufactures' Association, and Electric & Electronic Production Development Association.

         Dr. Hsia-Fu Chao, Director. Dr. Chao has served as a Director of HYMEDIX since the Acquisition Merger. Dr. Chao joined HYMEDIX International as a Director in 1993. Dr. Chao is the Chairman of First Taiwan Investment Holding Inc. He is a Director of First Taiwan Investment Banking Group. Dr. Chao has practiced medicine for over 30 years. He is a specialist in Gastroenterology and Gastroenterological Oncology. In 1963, he started his medical career as a Resident in Veterans General Hospital, Taipei. He was the Chief of Division of Gastroenterological Oncology when he left in 1980. Dr. Chao then joined China Medical Center, Taipei. He was the Chairman from 1984 to 1986 and now serves as a Consultant Physician and a Director of CMC. He has also taught in National Yang Ming Medical University and National Defense Medical Center. He graduated from National Defense Medical Center in 1961 and was a Fellow in medicine at the Washington University, U.S.A..

         Shu-Jean Kuo Chou, Director. Mrs. Kuo has served as a Director of HYMEDIX since the Acquisition Merger. Mrs. Kuo joined HYMEDIX International as a Director in

1993. Mrs. Kuo is a Director of First Taiwan Investment Holding Inc. Mrs. Kuo comes from a family with a long business history in Taiwan and is an active investor; she has over 30 years of experience of investing in a variety of industries, including banking, tourism, and transportation. Mrs. Kuo currently serves as a Managing Director of Taiwan Allied Container Terminal Corp., one of the largest container terminals in Taiwan.

         Michael K. Hsu, Director. Mr. Hsu has served as a Director of HYMEDIX since the Acquisition Merger. Mr. Hsu joined HYMEDIX International as a Director in 1993. Mr. Hsu is the Executive Vice President of First Taiwan Investment Holding Inc. He is also the Executive Vice President of First Taiwan Venture Capital and First Taiwan Investment & Development. His position is to lead the equity investment of the corporate finance segments of First Taiwan Investment Banking Group, which he co-founded in 1989. Mr. Hsu has had ten years of experience in the financial service industry, principally in investments and corporate finance. Prior to 1989 he was the Associate Director of Baring Research (Taiwan), a subsidiary of Baring Securities Ltd. He started his career as a manager and a special assistant to the President in China Development Corp, in 1984. Mr. Hsu holds an M.B.A. degree from National Chiao Tung University and a B.S. degree from the Tunghai University in Taiwan.

         William J. Golden, CFA, Director. Mr. Golden has served as a Director of HYMEDIX since November, 1996. Mr. Golden is Director of the Community Technology Fund (CTF), the venture capital affiliate of Boston University. Founded in 1974, CTF currently has $30 million of private equity capital under management and has invested in over 120 portfolio companies located throughout the United States. Mr. Golden has over 21 years of experience as an investor, consultant and Chief Financial Officer. Previously he was a Senior Management Consultant at Arthur D. Little, Inc. (ADL) where he performed market research on many later stage venture capital investments for both Fortune 100 corporations and venture capital firms. Mr. Golden is a director of a number of healthcare technology companies including Cynosure, Inc., Lab Connections, Inc., MDI Instruments, Inc. and Sequenom, Inc.

         Edward H. Jennings, Ph.D., Director. Dr. Jennings has been Director of HYMEDIX since the Acquisition Merger. Dr. Jennings is a Professor of Finance at The Ohio State University, where he served as President from 1981 to 1990. He was President of the University of Wyoming from 1979 to 1981, and prior to that held administrative positions at the University of Iowa and teaching positions at various universities. Dr. Jennings serves as Chairman of the Board of Mt. Carmel Hospital and is a Director of Lancaster Colony Corporation, Borden Chemicals and Plastics Limited Partnership, Super Foods Services, Inc. and HEAF Corporation. He was previously a Director of Banc One Corporation and Ohio Bell Corporation.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal year 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 10. Executive Compensation.

         Information concerning Executive Compensation for the Company's last fiscal year is incorporated herein by reference to the heading "Executive Compensation" in the Company's Proxy Statement for its 1997 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1997.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the heading "Principal Stockholders" in the Company's Proxy Statement for its 1997 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1997.

Item 12. Certain Relationships and Related Transactions.

         Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1997.

Item 13. Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

Exhibit No.                         Description

2.1 Amended and Restated Agreement of Merger and Plan of Reorganization, dated as of January 24, 1994 by and among Servtex International Inc., Kingston Technologies, Inc., KTI Acquisition Corp. and certain affiliates of Servtex International Inc., filed pursuant to Rule 14a-6 as Exhibit F to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

2.2 Agreement of Merger, dated as of February 23, 1994 by and between Servtex International Inc. and HYMEDIX, Inc., filed pursuant to Rule 14a-6 as Exhibit A to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

3.1 Certificate of Incorporation, filed pursuant to Rule 14a-6 as Exhibit B to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

3.2 Certificate of Designation, Preference and Rights of Series A Redeemable Preferred Stock, filed as Exhibit (2) to Form 8-K, dated February 23, 1994, of the Registrant and incorporated by reference herein.

3.3 By-Laws of the Registrant, filed pursuant to Rule 14a-6 as Exhibit C to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

4.1* Specimen Certificate of the Registrant's Common Stock, $.001 par value.

10.1* Form of the Underwriter's Warrant issued to First Flushing Securities, Inc. as a broker's fee for negotiating the merger of KTI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant with and into HYMEDIX International.

10.2** Option and License Agreement dated November 7, 1986 by and between HYMEDIX International and ORC, as amended by Amendment Number 1 to Option and License Agreement dated January 9, 1987.

10.3* Promissory Note, dated January 9, 1987, made by HYMEDIX International to the order of ORC, for $500,000.

10.4* Indenture of Lease dated July 7, 1987 by and between Fresh Ponds Associates and HYMEDIX International, as amended by First Amendment to Lease, dated September 13, 1993, Second Amendment to Lease, dated September 15, 1993, and Third Amendment to Lease, dated January 15, 1994; and the related Installment Promissory Note, dated October 1, 1993, made by HYMEDIX International to the order of Fresh Ponds Associates for $404,300.90.

10.5* Promissory Note, dated September 29, 1987, made by HYMEDIX International to the order of ORC, for $1,000,000.

10.6** Agreement, dated December 22, 1988, by and between Kingston Hydrogels Limited Partnership and LIPO Chemicals, Inc., as amended by Amendment No. 1, effective June 1, 1990 and as further amended by Amendment Agreement, dated June 14, 1990.

10.7* Loan and Security Agreement, dated October 30, 1989, by and between HYMEDIX International and Pilkington Visioncare, Inc. ("PVI").

10.8* Promissory Note in the amount of $1,000,000, dated October 30, 1989, by HYMEDIX International, in favor of PVI

10.9* Assignment of Patent, dated October 30, 1989 by HYMEDIX International in favor of PVI.

10.10** License and Supply Agreement, dated October 30, 1989, between HYMEDIX International and PVI, along with Addendum thereto dated July 10, 1991.

10.11* Contribution Agreement, dated August 7, 1990, by and between Kingston Technologies Limited Partnership ("KTLP") and HYMEDIX International.

10.12* Royalty Assignment Agreement, effective August 8, 1990, by and between HYMEDIX International and Research Corporation Technologies, Inc. ("RCT").

10.13* Assignment of Patents, dated August 8, 1990, by KTLP in favor of HYMEDIX International.

10.14* Form of Amended and Restated Warrant to Purchase Common Stock, dated February 23, 1994, delivered to Cheung Hok Sau.

10.15* Form of Amended and Restated Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to the Trustees of Boston University.

10.16* Right to Purchase Agreement, dated June 30, 1992, between HYMEDIX International and Lipo Chemicals, Inc.

10.17* License Agreement, dated June 30, 1992, between HYMEDIX International and Lipo Chemicals, Inc.

10.18* Form of Amended and Restated Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to Synreal Corporation N.V.

10.19* Form of Amended and Restated Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to Azreal Corporation N.V.

10.20* Form of Amended and Restated Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to Dr. Hsia Fu Chao.

10.21 Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan, filed pursuant to Rule 14a-6 as Exhibit E to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

10.22* Employment Agreement, dated April 3, 1992, by and between HYMEDIX International and Alan L. Hershey, as amended by Agreement, dated January 4, 1993.

10.23* Form of Amended and Restated Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to First Taiwan Investment Holding Inc.

10.24* Registration Rights Agreement, dated May 28, 1993, by and between HYMEDIX International and the Trustees of Boston University.

10.25* Form of Amended and Restated Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to the Trustees of Boston University.

10.26* Form of Amended and Restated Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to First Taiwan Investment and Development Inc.

10.27* Amended and Restated Registration Rights Agreement, dated February 23, 1994, by and among RCT, First Taiwan Investment Holding Inc. and First Taiwan Venture Capital Inc.. 10.28** Marketing and Distribution Agreement, dated

July 30, 1993, by and between HYMEDIX International and Brady Medical Products, Co.

10.29* Evaluation Agreement, dated December 1, 1993, by and between HYMEDIX International and Alcon Laboratories, Inc.

10.30* Capital Contribution Agreement, dated February 23, 1994, by and between the Registrant and RCT.

10.31* Demand Registration Rights Agreement, dated February 23, 1994, by and between the Registrant RCT.

10.32*      Option to Wall Street Group.

10.33* Redeemable Common Stock Purchase Warrant, dated February 23, 1994, made by the Registrant to First Taiwan Investment Holding Inc.

10.34* Form of Warrant issued to Selling Stockholders (Domestic) in the private placements which closed February, 1994.

10.35* Form of Warrant issued to Selling Stockholders (International) in the private placements which closed February, 1994.

10.36** Development Services and Licensing Agreement, dated December 20, 1991, between HYMEDIX International and W. L. Gore and Associates, Inc.

10.37* Joint Venture Agreement, dated May 31, 1994, by and among the Registrant, Beijing General Pharmaceutical Corp., First Taiwan Investment Banking Group and Technological Innovation Corporation of China.

10.38*** Agreement, dated November 29, 1994, by and between HYMEDIX International and Bausch & Lomb.

10.39***    Director Stock Option Plan, effective as of May 31, 1994.

10.40****   Development Services and Licensing Agreement, dated December 20,
            1991, between HYMEDIX International and W. L. Gore and Associates,
            Inc.

10.41*****  Distribution, Kno-How Transfer, Licensing and Manufacturing and
            Supply Agreement dated August 21, 1995, by and between HYMEDIX International, Inc. and Europa Magnetics Corporation.

10.42# License Agreement dated November 15, 1995, by and between ProCyte Corporation and HYMEDIX International, Inc.

10.43# Master Terms and Conditions For Purchase Orders dated September 19, 1995, by and between Home Shopping Club, Inc. and HYMEDIX International, Inc.

10.44## Convertible Bond Purchase Agreement, effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc., and the Purchasers (as defined therein)

10.45## Convertible Bond Purchase Agreement, effective March 5, 1996, by and among the Company, HYMEDIX International, and Su Chen Huang.

10.46### Security Agreement dated as of August 8, 1996, by and among the Company and the Bondholder Representative (as defined therein).

21*         Subsidiaries of the Registrant.

27          Financial Data Schedule

                  -----------------------

* Previously filed as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.

** Previously filed (and Confidential Treatment requested pursuant to Rule 406 under the Securities Act) as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.

*** Previously filed as an Exhibit to the Registrant's Form 10-KSB originally filed April 17, 1995.

**** Previously filed (and Confidential Treatment requested pursuant to Rule 24-b2 under the Securities Exchange Act of 1934) as an Exhibit to the Registrant's Amendment No. 1 to Form 10-KSB/A originally filed April 30, 1995.

***** Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1995.

# Previously filed as an Exhibit to the Registrant's Form 10-KSB originally filed March 30, 1996.

## Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed May 15, 1996.

### Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 13, 1996.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES


              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HYMEDIX, INC.
                                (Registrant)

                              By:   /s/ Joseph Y. Peng
                                        Joseph Y. Peng
                                        President (Principal Executive Officer)
                              Date:     March 28, 1997

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                   Title                          Date
        ---------                   -----                          ----

By: /s/ Joseph Y. Peng              President (Principal        March 28, 1997
-------------------------------     Executive Officer,
        Joseph Y. Peng              Treasurer)

By: /s/ William G. Gridley, Jr.     Chief Financial Officer     March 28, 1997
-------------------------------     (Secretary, Principal
        William G. Gridley, Jr.     Financial Officer and
                                    Principal Accounting
                                    Officer); Director

By: /s/ Vladimir A. Stoy            Director                    March 28, 1997
-------------------------------
        Vladimir A. Stoy


By: /s/ George P. Stoy              Director                    March 28, 1997
-------------------------------
        George P. Stoy


By: /s/ William J. Golden           Director                    March 28, 1997
-------------------------------
        William J. Golden


By: /s/ Edward H. Jennings          Director                    March 28, 1997
-------------------------------
        Edward H. Jennings


By: /s/ Sheng-Hsiung Hsu            Director                    March 28, 1997
-------------------------------
        Sheng-Hsiung Hsu

By: /s/ Dr. Hsia-Fu Chao            Director                    March 28, 1997
-------------------------------
        Dr. Hsia-Fu Chao


By: /s/ Shu-Jean Kuo Chou           Director                    March 28, 1997
-------------------------------
        Shu-Jean Kuo Chou


By: /s/ Michael K. Hsu              Director                    March 28, 1997
-------------------------------
        Michael K. Hsu

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2


FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 1996 and 1995       F-3

   Consolidated Statements of Operations for the Years
   Ended December 31, 1996, 1995 and 1994                             F-4

   Statements of Changes in Stockholders' Deficit for the
   Years Ended December 31, 1996, 1995 and 1994                       F-5

   Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                                   F-6

   Notes to Consolidated Financial Statements                         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HYMEDIX, Inc.:

We have audited the accompanying consolidated balance sheets of HYMEDIX, Inc. (a Delaware corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYMEDIX, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss in each of the last three years, has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                /s/ Arthur Andersen LLP
                                                    ARTHUR ANDERSEN LLP

Princeton, New Jersey
February 21, 1997

                          HYMEDIX, INC. AND SUBSIDIARY

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995

                                       ASSETS                                               1996                 1995
                                                                                      -------------    -------------
CURRENT ASSETS:
   Cash                                                                                    $42,562          $31,295
   Restricted cash (Note 7)                                                                225,600                0
   Short-term investments (Note 2)                                                               0          151,731
   Accounts receivable                                                                      57,316           31,258
   Inventories (Note 2)                                                                    408,296          477,938
   Other current assets                                                                     38,523           57,227
                                                                                      -------------    -------------
         Total current assets                                                              772,297          749,449

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $723,391 and $633,044 in
   1996 and 1995, respectively (Notes 2 and 5)                                             115,178          206,174

PATENTS, net of accumulated amortization of $315,630 and
   $284,190 in 1996 and 1995, respectively (Note 2)                                        124,957          156,397

OTHER ASSETS (Note 9)                                                                      168,000                0
                                                                                      -------------    -------------

         Total assets                                                                   $1,180,432       $1,112,020
                                                                                      =============    =============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable (Note 7)                                                               $4,162,843       $3,031,843
   Accounts payable and accrued expenses (Note 6)                                        2,400,271        1,844,935
   Accrued legal judgment (Note 12)                                                        805,964                0
   Deferred revenue (Note 2)                                                                     0          100,000
   Liabilities related to discontinued operation (Note 4)                                   59,222           59,222
                                                                                      -------------    -------------

         Total current liabilities                                                       7,428,300        5,036,000
                                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' DEFICIT (Notes 9 and 11):
   8%Senior Convertible Preferred Stock, $3.00 par value, 800,000 shares authorized, 10,190 shares issued and outstanding in
     1996 and 1995, respectively                                                            30,570           30,570
   Preferred Stock, $.01 par value, 3,000 shares authorized,
     150 shares issued and outstanding in 1996 and 1995, respectively                            2                2
   Common stock, $.001 par value, 20,000,000 shares authorized,
     5,713,500 shares issued and outstanding in 1996 and 1995,
     respectively                                                                            5,713            5,713
   Additional paid-in capital                                                           15,642,174       15,635,301
   Accumulated deficit                                                                (20,426,327)     (18,095,566)

   Subscription receivable                                                             (1,500,000)      (1,500,000)
                                                                                      -------------    -------------

         Total stockholders' deficit                                                   (6,247,868)      (3,923,980)
                                                                                      -------------    -------------

         Total liabilities and stockholders' deficit                                    $1,180,432       $1,112,020
                                                                                      =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996              1995              1994
                                                   -------------    -----------    -------------
REVENUES (Note 2):
   Net product sales                                   $843,798       $717,947         $444,963
   License, royalty  and distribution fees
     (Notes 4 and 9)                                    868,000      1,200,000                0
   Research and development contracts (Note 9)          275,000        344,167          293,333
                                                   -------------    -----------    -------------

         Total revenues                               1,986,798      2,262,114          738,296
                                                   -------------    -----------    -------------

COSTS AND EXPENSES (Note 2):
   Cost of sales                                        406,549        341,773          227,472
   Selling, general and administrative                2,000,863      1,973,340        3,050,946
   Research and development                             650,907        547,202          994,729
   Legal judgment                                       805,964              0                0
                                                   -------------    -----------    -------------

         Total costs and expenses                     3,864,283      2,862,315        4,273,147
                                                   -------------    -----------    -------------

         Loss from operations                       (1,877,485)      (600,201)      (3,534,851)
                                                   -------------    -----------    -------------

OTHER (EXPENSE) INCOME:
   Interest expense                                   (321,163)      (204,944)        (205,356)
   Interest income                                        5,333          4,178              890
                                                   -------------    -----------    -------------

         Total other expense, net                     (315,830)      (200,766)        (204,466)
                                                   -------------    -----------    -------------

         Net loss                                  ($2,193,315)     ($800,967)     ($3,739,317)
                                                   =============    ===========    =============


NET LOSS PER COMMON SHARE (Note 2)                       ($.41)         ($.16)           ($.68)
                                                   =============    ===========    =============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (Note 2)                               5,713,500      5,713,500        5,673,829
                                                   =============    ===========    =============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                     8% Senior Convertible
                                        Preferred Stock      Preferred Stock        Common Stock
                                     ---------------------  -------------------------------------------------------
                                      Number                Number                Number                Additional
                                        of                   of                     of                  Paid-in
                                      Shares      Amount    Shares     Amount     Shares      Amount    Capital
                                     ---------   -------    ------    -------    --------     -------  ------------

BALANCE, December 31, 1993               0      $     0          0     $  0         16,034     $1,604   $10,669,293

   Net loss -- 1994                      0            0          0        0              0          0             0
   Effect of merger and
     recapitalization (Note 1)           0            0          0        0      5,697,466      4,109     4,379,546
   Stock offering costs                  0            0          0        0              0          0      (913,536)
   Issuance of preferred stock      10,190       30,570        150        2              0          0     1,499,998
   Preferred stock dividends             0            0          0        0              0          0             0
                                   -------       ------      -----      ---     ----------      -----   -----------

BALANCE, December 31, 1994          10,190       30,570        150        2      5,713,500      5,713    15,635,301

   Net loss -- 1995                      0            0          0        0              0          0             0
   Preferred stock dividends             0            0          0        0              0          0             0
                                   -------       ------      -----      ---     ----------      -----   -----------

BALANCE, December 31, 1995          10,190       30,570        150        2      5,713,500      5,713    15,635,301

   Net loss -- 1996                      0            0          0        0              0          0             0
   Adjustment of stock offering
     costs                               0            0          0        0              0          0         6,873
   Preferred stock dividends             0            0          0        0              0          0             0
                                   -------       ------      -----      ---     ----------      -----   -----------

BALANCE, December 31, 1996          10,190      $30,570        150     $  2      5,713,500     $5,713   $15,642,174
                                   =======       ======      =====      ===     ==========      =====   ===========


                                    Accumulated   Subscription
                                     Deficit       Receivable
                                  ------------    ------------

BALANCE, December 31, 1993        ($13,246,264)   $          0

   Net loss -- 1994                 (3,739,317)              0
   Effect of merger and
     recapitalization (Note 1)         (54,085)              0
   Stock offering costs                      0               0
   Issuance of preferred stock               0      (1,500,000)
   Preferred stock dividends          (117,487)              0
                                  ------------    ------------

BALANCE, December 31, 1994         (17,157,153)     (1,500,000)

   Net loss -- 1995                   (800,967)              0
   Preferred stock dividends          (137,446)              0
                                  ------------    ------------

BALANCE, December 31, 1995         (18,095,566)     (1,500,000)

   Net loss -- 1996                 (2,193,315)              0
   Adjustment of stock offering
     costs                                   0               0
   Preferred stock dividends          (137,446)              0
                                  ------------    ------------

BALANCE, December 31, 1996        ($20,426,327)   ($ 1,500,000)
                                  ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                     1996           1995           1994
                                                              -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   ($2,193,315)   ($  800,967)   ($3,739,317)
   Adjustments to reconcile net loss to
     net cash used by operating activities-
       Depreciation and amortization                              122,436        126,268        131,856
       (Increase) decrease in-
         Accounts receivable                                      (26,058)         4,206        (29,425)
         Inventories                                               69,642        (67,759)      (297,873)
         Other assets                                            (149,296)        41,397           (469)
       Increase (decrease) in-
         Accounts payable and accrued expenses                    424,763        355,737        752,210
         Accrued legal judgment                                   805,964              0              0
         Deferred revenue                                        (100,000)        23,334       (173,334)
                                                              -----------    -----------    -----------

                Net cash used in operating activities          (1,045,864)      (317,784)    (3,356,352)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES --
   Capital expenditures                                                 0              0       (105,548)
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from recapitalization                                       0              0      4,329,570
   Proceeds from issuance of preferred stock                            0              0         30,570
   Proceeds from issuance of notes payable                      1,131,000        107,480              0
   Restricted cash                                               (225,600)             0              0
   Principal payments                                                   0              0       (427,523)
   Stock offering costs                                                 0              0       (913,536)
                                                              -----------    -----------    -----------

                Net cash provided by financing activities         905,400        107,480      3,019,081
                                                              -----------    -----------    -----------

                Net decrease in cash and cash equivalents        (140,464)      (210,304)      (442,819)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                              183,026        393,330        836,149
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $    42,562    $   183,026    $   393,330
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH

   FLOW INFORMATION:
     Interest paid                                            $         0    $         0    $   118,493
     Preferred stock issued through subscription receivable             0              0      1,500,000
                                                              ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HYMEDIX, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  NATURE OF OPERATIONS:

       HYMEDIX, Inc. (the Company) is engaged primarily in the development and commercialization of biomedical and skin care products based on proprietary advanced hydrogels. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop and manufacture products and components with many characteristics for a variety of medical products and other markets. The majority of the Company's revenues to date are in the form of license and distribution fees. As of December 31, 1996, four of the Company's product lines encompass over 57% of net product sales.

       The Company was incorporated in Delaware on December 20, 1993, as a wholly-owned subsidiary of Servtex International, Inc. (Servtex). On February 23, 1994, Servtex merged with and into the Company and, concurrently, a wholly-owned subsidiary of Servtex was merged with and into HYMEDIX International, Inc. (HYMEDIX International), which resulted in HYMEDIX International becoming a wholly-owned subsidiary of the Company. HYMEDIX International was incorporated in October, 1985 under the name Kingston Technologies, Inc. Upon the consummation of the merger, the holders of common stock of HYMEDIX International received approximately 92% of the common shares of the Company. Accordingly, the merger with Servtex has been accounted for as an acquisition of Servtex by HYMEDIX International. Servtex had no operations and its assets were not significant prior to the merger.

       The accompanying consolidated 1996, 1995 and 1994 financial statements include the accounts of the Company and HYMEDIX International, Inc. All significant intercompany transactions have been eliminated in consolidation.

(2)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

       Use of Estimates-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenues and Cost Recognition-

         Revenues are derived primarily from option and license agreements, research and development contracts and the sales of hydrogels and skin care products. Such revenues are recognized when all significant obligations of the Company have been satisfied. The costs associated with the option fees and license fees and research and development expenses are recognized as incurred.


       Short-term Investments-

         Short-term investments include an investment in a mutual fund which is included in cash and cash equivalents for purposes of reporting cash flows in 1995.

       Inventories-

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and overhead costs. As of December 31, inventories are comprised as follows-

                                           1996                1995
                                      ----------------    ---------------

           Finished goods                 $299,115            $351,860
           Raw materials                   109,181             126,078
                                      ----------------    ---------------

                                          $408,296            $477,938
                                      ================    ===============

       Property and Equipment-

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets ranging from three to five years.

       Patents-

         Patents are amortized using the straight-line method over a 14-year period. The Company reviews the recoverability of long-lived assets on a periodic basis in order to identify conditions which may indicate possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future undiscounted cash flows.

       Deferred Revenue-

         The Company has entered into certain agreements for which it received funds in advance of services to be performed (e.g., consulting services). Such amounts are classified as deferred revenue until the contractual events specified in the agreement have occurred.

       Stock-Based Compensation-

         The Company accounts for stock-based compensation using the intrinsic value method.

       Net Loss Per Common Share-

         Net loss per common share is computed by dividing the net loss for the period, after consideration of dividends and accretion related to preferred stock where applicable, by the weighted average number of common shares outstanding after giving retroactive effect to the merger and reorganization discussed above. The net loss per common share computation does not give effect to the shares issuable upon the conversion of the preferred stock and bonds, outstanding warrants or options because their inclusion would have been antidilutive.

(3)  BASIS OF PRESENTATION:

       The Company incurred a net loss and negative operating cash flow in each of the last three years ended December 31, 1996. The Company also has a working capital deficit, a net capital deficit and was not in compliance with certain loan provisions at December 31, 1996.

       The Company is currently in discussions with potential investors to receive additional financing, however, there is no assurance that such financing will be consummated. Management believes that the Company will have adequate resources to finance its operations in 1997. The Company is appealing a judgment in amount of $805,964 which was rendered against it (see Note 12). If the Plaintiff moves to collect on the judgment prior to adjudication of the appeal, or if a verdict is rendered against the Company in appellate court, the Company must attempt to finance both its operations and satisfaction of the judgment. Management believes this will be difficult. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations in 1997, there is no assurance that other sources of funds will be available to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(4)  RELATED PARTY TRANSACTIONS:

       The Company is the sole general partner in Kingston Diagnostics, L.P.
       (KDLP), an entity which ceased operations in 1991 and no longer conducts any business activities. KDLP had separate activities, personnel and facilities from the Company and its activities were unrelated to those of the Company. All liabilities of KDLP, which amount to $59,222 at December 31, 1996 and 1995, respectively, have been reflected in the accompanying balance sheets.

       During 1995, the Company entered into a licensing and distribution agreement with a company affiliated with a shareholder of the Company. The Company received $700,000 from this shareholder and in return the Company granted the exclusive distribution and manufacturing rights to its skin care and wound care products in Asia (see Note 9).

       The Company entered into a license agreement with S.K.Y. Polymers, Inc.
       (SKY), an entity controlled by one of the Company's directors, to obtain rights with respect to the use of SKY's technology. Under the agreement, SKY has granted the Company an exclusive right to all of its technology in the Company's principal fields of interest, and rights of first refusal in certain other fields, in return for a monthly license maintenance fee of $10,000 and royalties of 4% of the Company's revenues from products using SKY's proprietary technology. The monthly license fee has been regularly paid and no royalties have been paid to date. This agreement terminates December 31, 2000.


(5)  PROPERTY AND EQUIPMENT:

       At December 31, property and equipment is as follows-

                                                          1996          1995
                                                       ---------       --------

         Machinery and equipment                       $223,756        224,405
         Office equipment and furniture and fixtures     25,249         25,249
         Leasehold improvements                         589,564        589,564
                                                       ---------       --------

                                                        838,569        839,218
         Less- Accumulated depreciation                (723,391)       633,044)
                                                       ---------       --------

                                                       $115,178        206,174
                                                       =========       ========

       Depreciation and amortization of property and equipment was $90,996, $92,443 and $100,416 in 1996, 1995 and 1994, respectively.

(6)  ACCOUNTS PAYABLE AND
     ACCRUED EXPENSES:

       At December 31, accounts payable and accrued expenses consists of-

                                                      1996            1995
                                                    ----------      ----------

         Accounts payable -- trade                    $866,227        $734,202
         Accrued compensation                          385,940         387,825
         Accrued interest payable                      678,725         357,562
         Accrued preferred dividends                   392,379         254,933
         Other accrued expenses                         77,000         110,413
                                                    ----------      ----------

                                                    $2,400,271      $1,844,935
                                                    ==========      ==========

(7)  NOTES PAYABLE:

       Notes payable consists of the following as of December 31-

                                                        1996          1995
                                                      ----------    ----------
         Note payable, bearing interest at 7%,
           interest only payable quarterly,
           matures in January 2007, unsecured (a)
           (see Note 9).                              $1,500,000    $1,500,000
         Note payable, bearing interest at 7%,
           interest only payable semiannually,
           matures in October 1999, secured by
           a patent (a) (see Note 9).                  1,000,000     1,000,000

         Convertible bonds, bearing interest at
           7% payable upon maturity in 1997,
           secured by substantially all the
           assets of the Company (b).
                                                       1,131,000             0
         Note payable, bearing interest at 3%,
           payable on demand, unsecured                  458,326       458,326
         Note payable, bearing interest at 8%,
           payable on demand, unsecured                   72,317        72,317
         Demand note payable, bearing interest
           at 10%, interest payable
           periodically, unsecured.                       1,200         1,200
                                                      ----------    ----------

                                                      $4,162,843    $3,031,843
                                                      ==========    ==========


           (a) During 1996, 1995 and 1994, the Company has not made interest payments in accordance with the terms of the note payable agreement. As a result, the Company is in technical default with the agreement and therefore, the related debt has been classified as a current liability in the accompanying consolidated balance sheets.

           (b) During 1996, the Company issued convertible bonds in the principal amount of $1,131,000. The bonds are convertible into 1,131,000 shares of the Company's common stock. Such shares have been reserved by the Company. The bonds may be subject to mandatory prepayment under certain conditions. Certain proceeds from the bond issuance are held by a representative of the bondholders (agent). The Company's ability to borrow such proceeds is subject to approval by the agent.

(8)  INCOME TAXES:

       The Company provides for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

       In accordance with SFAS 109, the Company has evaluated its ability to realize the future tax benefits associated with its net operating loss carryforwards. At December 31, 1996, the Company had net operating loss carryforwards of approximately $16,500,000 for Federal income tax purposes which expire through 2011. Based on its operating history, the Company has provided a valuation allowance of approximately $5,600,000 as a full valuation allowance against the deferred tax asset as of December 31, 1996 because it could not determine that it was more likely than not that such benefits would be realized.

       As a result of a previous recapitalization, a change in ownership, as defined for tax purposes, has occurred which will restrict the availability of net operating loss carryforwards. The maximum amount of net operating losses prior to the change in ownership (approximately $5,000,000) which can be utilized in any given year is approximately $1,300,000.

(9)  SIGNIFICANT AGREEMENTS:

       The Company granted a license agreement covering the exclusive rights to all surgically applied eye care products developed by the Company to Optical Radiation Corporation (ORC). ORC subsequently assigned these rights to another company which is active in the intraocular lenses business. In connection therewith. In 1987 the Company received $1,500,000 in licensing fees and a loan of $1,500,000, (see Note 7) as up-front payments stipulated by the agreement. In connection with the license agreement, the Company may receive royalties based on a percentage of sales of those products associated with the agreement. No royalties have been received or earned through December 31, 1996.

       The Company granted an exclusive license for its soft contact lens products in October 1989 to Pilkington Visioncare, Inc. (PVI). In consideration thereof, the Company obtained a $1,000,000, 7% ten-year interest only loan from PVI (see Note 7). No soft contact lens products have been completed, and no royalties have been received or earned under the license agreement.

       In 1991, the Company entered into a Development Services and Licensing Agreement with a private medical products company. Under this agreement and subsequent extensions, the private medical products company has paid the Company $100,000, $100,000 and $200,000 in fees for the years 1996, 1995 and 1994, respectively. These amounts have been reflected in research and development contract revenues in the accompanying consolidated statements of operations.

       During August 1995, the Company entered into a distribution and licensing agreement with Europa Magnetics Corporation Limited (EMC), a company affiliated with a shareholder of the Company. The agreement gives EMC the exclusive right to market and distribute the Company's skin care and wound care products in Asia. During 1995, the Company received $700,000 for the granting of these exclusive rights which has been reflected in license, royalty and distribution fees in the accompanying consolidated statements of operations. Under this agreement, if EMC manufactures products in Asia, it would pay the Company up to a 7% royalty on all partially or fully manufactured skin care and wound care products produced in Asia. No royalties have been received or earned through December 31, 1996.

       During November 1995, the Company entered into an agreement with a company granting it exclusive rights to manufacture and distribute the Company's wound care products worldwide except for Asia. In addition, the Company granted exclusive worldwide rights to the drug delivery application of the polymer technology for wound healing. The agreement calls for certain upfront, research and development and milestone payments in both cash and restricted common stock, subject to certain restrictions, and for royalties. The Company received cash and restricted common stock of the company under this agreement which has been reflected in licenses, royalty and distribution fees in the accompanying consolidated statements of operations.

(10)   COMMITMENTS AND CONTINGENCIES:

         The Company leases certain office and manufacturing facilities under arrangements accounted for as operating leases. Rent expense aggregated $538,000, $538,000 and $537,000 for the years ended December 31, 1996,
         1995 and 1994, respectively. These
         leases require the Company to pay all executory costs such as property taxes, maintenance and insurance. The aggregate minimum lease payments of all noncancellable leases as of December 31, 1996 are as follows-

           For the Years Ending December 31-

              1997                $563,000
              1998                  32,000
              1999                  23,000

(11)   STOCKHOLDERS' DEFICIT:

         During 1994, the Company issued $1,500,000 of 9% preferred stock to Research Corporation Technologies, Inc. ("RCT"), the owner of a 20% interest in the Company's royalties under certain exclusive lens products licenses, in exchange for the right to receive the first $1,500,000 of royalties due to RCT. The $1,500,000 due from RCT has been recorded as a subscription receivable at December 31, 1996 and 1995. The preferred stock is redeemable by the Company (but not by RCT) in six years, and is convertible after June 30, 1995 into the Company's common stock at $5.75 a share, with the Company having the right to redeem the preferred stock if RCT elects to convert.



         The Company maintains an Employee Stock Option Plan and is authorized to grant options at fair value to purchase up to 500,000 shares of the Company's stock. The options are exercisable in varying percentages.

         Transactions under the Option Plan are as follows-

                                              Shares
                                               Under       Weighted Average
                                              Option        Exercise Price
                                             ---------    ------------------

           Outstanding December 31, 1993      320,551          $3.34
                Granted                        70,810          $6.19
                Expired                      (45,083)          $4.08
                                             ---------

           Outstanding December 31, 1994      346,278          $3.83
              (exercisable 243,622 shares)
                Expired                      (20,730)          $3.89
                                             ---------

           Outstanding December 31, 1995
              (exercisable 321,798 shares)    325,548          $3.82
                Granted                        99,000          $0.77
                Expired                       (5,629)          $3.20
                                             ---------

           Outstanding December 31, 1996
              (exercisable 323,419 shares)    418,919          $3.11
                                             =========

         The following table summarizes information about stock options outstanding at December 31, 1996-

                                  Weighted    Weighted      Number     Weighted
                     Number       Average     Average     Exercisable  Average
    Range of      Outstanding    Remaining   Exercise         at      Exercise
Exercise Prices   at 12/31/96      Life        Price       12/31/96     Price
---------------   -----------      ----       -----        --------    -----
 $.75 to $1.99        99,000        10        $ .77          6,000     $ 1.00
   $2 to $3.99       261,919         3         3.33        261,919       3.33
   $4 to $5.99        53,000         3         5.69         51,500       5.72
   $6 to $12           5,000         5        10.40          4,000      11.00

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield 0%, risk-free interest rate of 5.42% and expected option life of six years. Expected volatility was assumed to be 77.71% in 1996. The weighted average fair value of options granted in 1996 was $.36.

         As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows-

                                                  1996           1995
                                              ------------     ---------

          Net loss as reported                ($2,193,315)     ($800,967)
          Estimated fair value of the
            year's option grants, net of tax       35,640              0
                                              ------------     ---------

          Net loss adjusted                   ($2,228,955)     ($800,967)
                                              ============     =========

          Adjusted net loss per share               ($.41)         ($.16)
                                              ============     =========

         This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

         The Company has outstanding warrants entitling the holders thereof to purchase 811,764 common shares. The warrants are exercisable at varying prices ranging from $2.13 to $9.59 per share, subject to certain adjustments, as defined, and expire through February 23, 1999.

(12)   LITIGATION:

         The Company's former president filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a shareholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former president, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is therefore void. The Company has filed an answer denying most of the former president's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgment was rendered against the Company in the amount of $805,964 plus interest in connection with this case. Although the Company is appealing this judgment, the Company has accrued the judgment plus interest in the accompanying consolidated financial statements as of December 31, 1996.

         In addition, an individual filed a complaint against the Company alleging that the Company owed him eight percent of all monies invested in the Company by his contacts. The complaint alleges that the Company owes him approximately $5,000,000 and warrants to purchase the Company's common stock. The Company has filed a response denying these claims. The outcome of this second matter is uncertain at this time. Accordingly, no provision for any liability that may result upon adjudication of this lawsuit has been made in the accompanying consolidated financial statements.

                                TABLE OF EXHIBITS

Exhibit No.                                                      Page Number

2.1 Amended and Restated Agreement of Merger and Plan of Reorganization, dated as of January 24, 1994 by and among Servtex International Inc., Kingston Technologies, Inc., KTI Acquisition Corp. and certain affiliates of Servtex International Inc., filed pursuant to Rule 14a-6 as Exhibit F to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

2.2         Agreement of Merger, dated as of February 23,
            1994 by and between Servtex International Inc.
            and HYMEDIX, Inc., filed pursuant to Rule 14a-6 as Exhibit A to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

3.1 Certificate of Incorporation, filed pursuant to Rule 14a-6 as Exhibit B to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

3.2 Certificate of Designation, Preference and Rights of Series A Redeemable Preferred Stock, filed as Exhibit (2) to Form 8-K, dated February 23, 1994, of the Registrant and incorporated by reference herein.

3.3 By-Laws of the Registrant, filed pursuant to Rule 14a-6 as Exhibit C to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

4.1*        Specimen Certificate of the Registrant's Common
            Stock, $.001 par value.

10.1* Form of the Underwriter's Warrant issued to First Flushing Securities, Inc. as a broker's fee for negotiating the merger of KTI
            Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant with and into HYMEDIX International.

10.2**      Option and License Agreement dated November 7,
            1986 by and between HYMEDIX International and ORC, as amended by Amendment Number 1 to Option and License Agreement dated January 9, 1987.

10.3*       Promissory Note, dated January 9, 1987, made by
            HYMEDIX International to the order of ORC, for $500,000.

10.4* Indenture of Lease dated July 7, 1987 by and between Fresh Ponds Associates and HYMEDIX
            International, as amended by First Amendment to Lease, dated September 13, 1993, Second
            Amendment to Lease, dated September 15, 1993, and Third Amendment to Lease, dated January 15,
            1994; and the related Installment Promissory
            Note, dated October 1, 1993, made by HYMEDIX
            International to the order of Fresh Ponds
            Associates for $404,300.90.

10.5* Promissory Note, dated September 29, 1987, made by HYMEDIX International to the order of ORC, for $1,000,000.

10.6** Agreement, dated December 22, 1988, by and between Kingston Hydrogels Limited Partnership and LIPO Chemicals, Inc., as amended by Amendment No. 1, effective June 1, 1990 and as further amended by Amendment Agreement, dated
            June 14, 1990.

10.7*       Loan and Security Agreement, dated October 30,
            1989, by and between HYMEDIX International and Pilkington Visioncare, Inc. ("PVI").

10.8* Promissory Note in the amount of $1,000,000, dated October 30, 1989, by HYMEDIX
            International, in favor of PVI

10.9*       Assignment of Patent, dated October 30, 1989 by
            HYMEDIX International in favor of PVI.

10.10**     License and Supply Agreement, dated October 30,
            1989, between HYMEDIX International and PVI, along with Addendum thereto dated July 10, 1991.

10.11* Contribution Agreement, dated August 7, 1990, by and between Kingston Technologies Limited
            Partnership ("KTLP") and HYMEDIX International.

10.12*      Royalty Assignment Agreement, effective August
            8, 1990, by and between HYMEDIX International and Research Corporation Technologies, Inc.
            ("RCT").

10.13*      Assignment of Patents, dated August 8, 1990, by
            KTLP in favor of HYMEDIX International.

10.14*      Form of Amended and Restated Warrant to Purchase
            Common Stock, dated February 23, 1994, delivered to Cheung Hok Sau.

10.15*      Form of Amended and Restated Common Stock Purchase
            Warrant, dated February 23, 1994, made by the Registrant to the Trustees of Boston University.

10.16*      Right to Purchase Agreement, dated June 30,
            1992, between HYMEDIX International and Lipo
            Chemicals, Inc.

10.17*      License Agreement, dated June 30, 1992, between
            HYMEDIX International and Lipo Chemicals, Inc.

10.18*      Form of Amended and Restated Common Stock
            Purchase Warrant, dated February 23, 1994, made by the Registrant to Synreal Corporation N.V.

10.19*      Form of Amended and Restated Common Stock
            Purchase Warrant, dated February 23, 1994, made by the Registrant to Azreal Corporation N.V.

10.20*      Form of Amended and Restated Common Stock
            Purchase Warrant, dated February 23, 1994, made by the Registrant to Dr. Hsia Fu Chao.

10.21 Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan, filed pursuant to Rule 14a-6 as Exhibit E to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.

10.22* Employment Agreement, dated April 3, 1992, by and between HYMEDIX International and Alan L.
            Hershey, as amended by Agreement, dated January
            4, 1993.

10.23*      Form of Amended and Restated Common Stock
            Purchase Warrant, dated February 23, 1994, made by the Registrant to First Taiwan Investment
            Holding Inc.

10.24*      Registration Rights Agreement, dated May 28,
            1993, by and between HYMEDIX International and the Trustees of Boston University.

10.25*      Form of Amended and Restated Common Stock
            Purchase Warrant, dated February 23, 1994, made by the Registrant to the Trustees of Boston University.

10.26*      Form of Amended and Restated Common Stock
            Purchase Warrant, dated February 23, 1994, made by the Registrant to First Taiwan Investment and Development Inc.

10.27*      Amended and Restated Registration Rights
            Agreement, dated February 23, 1994, by and among RCT, First Taiwan Investment Holding Inc. and
            First Taiwan Venture Capital Inc..

10.28**     Marketing and Distribution Agreement, dated July
            30, 1993, by and between HYMEDIX International and Brady Medical Products, Co.

10.29* Evaluation Agreement, dated December 1, 1993, by and between HYMEDIX International and Alcon
            Laboratories, Inc.

10.30*      Capital Contribution Agreement, dated February
            23, 1994, by and between the Registrant and RCT.

10.31*      Demand Registration Rights Agreement, dated
            February 23, 1994, by and between the Registrant
            RCT.

10.32*      Option to Wall Street Group.

10.33*      Redeemable Common Stock Purchase Warrant, dated
            February 23, 1994, made by the Registrant to First Taiwan Investment Holding Inc.

10.34*      Form of Warrant issued to Selling Stockholders
            (Domestic) in the private placements which closed February, 1994.

10.35*      Form of Warrant issued to Selling Stockholders
            (International) in the private placements which closed February, 1994.

10.36**     [Intentionally Omitted]

10.37* Joint Venture Agreement, dated May 31, 1994, by and among the Registrant, Beijing General
            Pharmaceutical Corp., First Taiwan Investment
            Banking Group and Technological Innovation
            Corporation of China. 10.38*** Agreement, dated
            November 29, 1994, by and between HYMEDIX
            International and Bausch & Lomb.

10.39***    Director Stock Option Plan, effective as of May
            31, 1994.

10.40****   Development Services and Licensing Agreement,
            dated December 20, 1991, between HYMEDIX
            International and W. L. Gore and Associates,
            Inc.

10.41*****  Distribution, Know-How Transfer, Licensing and
            Manufacturing and Supply Agreement, dated August 21, 1995 by and between HYMEDIX International, Inc. and Europa Magnetics Corporation. 10.42# License Agreement dated November 15, 1995, by and between Procyte Corporation and HYMEDIX International, Inc

10.43# Master Terms and Conditions For Purchase Orders dated September 19, 1995, by and between Home
            Shopping Club, Inc. and HYMEDIX International,
            Inc

10.44##     Convertible Bond Purchase Agreement, effective
            February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc., and the Purchasers (as defined therein)

10.45##     Convertible Bond Purchase Agreement, effective
            March 5, 1996, by and among the Company, HYMEDIX
            International, and Su Chen Huang.

10.46### Security Agreement dated as of August 8, 1996, by and among the Company and the Bondholder
            Representative (as defined therein).

21*         Subsidiaries of the Registrant.

27          Financial Data Schedule

-----------------------

* Previously filed as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.

** Previously filed (and Confidential Treatment requested pursuant to Rule 406 under the Securities Act) as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.

*** Previously filed as an Exhibit to the Registrant's Form 10-KSB originally filed April 17, 1995.

**** Previously filed (and Confidential Treatment requested pursuant to Rule 24-b2 under the Securities Exchange Act of 1934) as an Exhibit to the Registrant's Amendment No. 1 to Form 10-KSB/A originally filed April 30, 1995.

***** Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1995.

# Previously filed as an Exhibit to the Registrant's Form 10-KSB originally filed March 30, 1996.

## Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed May 15, 1996.

### Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 13, 1996.