Form 10KSB/A
period 1996-12-31
HYMEDIX INC
filed 1997-04-30
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                  Form 10-KSB/A

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

         For the fiscal year ended December 31, 1996.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

         For the transition period from __________ to __________.

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

                                 Yes X   No
                                    ---     ---

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

The number of shares of Common Stock outstanding as of March 26, 1997 was 5,713,500.


Transitional Small Business Disclosure Format (Check one):

                                                Yes       No   X
                                                    ---       ---

                       Documents Incorporated by Reference

                                      None

                                  HYMEDIX, INC.

                                      INDEX


                                                                      Page No.
PART III

     Item 10.     Executive Compensation                                  4
     Item 11.     Security Ownership of Certain Beneficial Owners         6
                  and Management
     Item 12.     Certain Relationships and Related Transactions          9

SIGNATURES                                                               11

                                    PART III



Item 10.      Executive Compensation.

The table below sets forth certain compensation information for the fiscal year ended December 31, 1996, 1995 and 1994 with respect to HYMEDIX, Inc.'s ("HYMEDIX's" or the "Company's") President and its two other most highly compensated executive officers whose compensation exceeded $100,000 during 1996.


                                  HYMEDIX, INC.
                           Summary Compensation Table


                                                                             Long-Term
                                                                            Compensation
                                                                            ------------
                                    Annual Compensation                        Awards
                                                                            ------------
                          ---------------------------------------            Securities
   Name and                                          Other Annual            Underlying
   Principal                                         Compensation              Options
   Position               Year          Salary($)        ($)(2)                (#)(1)
   ---------              ----          ---------    ------------            ----------

Joseph Y. Peng,           1996            113,615          0                   15,000
President (3)(4)          1995             99,808          0                      0
                          1994             94,923          0                      0

George P. Stoy, Vice      1996            100,000        6,000                  3,000
President Engineering     1995             66,923        3,600                    0
                          1994             73,846        4,600                    0



(1) The option grants set forth hereof were granted by HYMEDIX to the named individuals during the fiscal year ending December, 1996 issuable for shares of HYMEDIX Common Stock.


(2)  Represents car allowance for such executive officer.


(3)  During 1995 and 1994, Mr. Peng was Chief Financial Officer of HYMEDIX.


(4) Fiscal year 1996 compensation includes $24,231 accrued in fiscal year 1995 and paid in fiscal year 1996.
     Fiscal year 1995 compensation includes $27,692 accrued in fiscal year 1994 and paid in fiscal year 1995.
     Fiscal year 1994 compensation includes $19,231 accrued in fiscal year 1993 and paid in fiscal year 1994.

       The Company has no pension, retirement, annuity, savings or similar benefit plan for its executive officers.

Executive Employment and Related Agreements

         Each of the Company's current and former employees and consultants having access to its proprietary or technical information has executed a confidentiality and invention assignment agreement with the Company.


         As of November, 1993, HYMEDIX entered into a Consulting Agreement with Dr. Vladimir A. Stoy, a Company Director (the "Stoy Consulting Agreement"), pursuant to which Dr. Stoy will serve on HYMEDIX's Board of Directors and render certain consulting services to HYMEDIX. Under the Stoy Consulting Agreement, Dr. Stoy is to be available to render services to HYMEDIX for at least 130 days per year and is to receive consulting fees of $1,000 per diem for the first 52 days of consulting rendered each year and $750 per diem for each additional day of consulting, such consulting fees to be at least $52,000 per annum in the aggregate, with certain consulting fees in the aggregate amount of $6,000 to be credited against fees otherwise payable to Dr. Stoy as a member of HYMEDIX's Scientific Advisory Board. Under the Stoy Consulting Agreement, Dr. Stoy has agreed not to compete with HYMEDIX in any of the fields licensed to HYMEDIX under the SKY License Agreement. See "Certain Transactions." The Stoy Consulting Agreement is terminable by HYMEDIX for cause, upon Dr. Stoy's death or disability or upon termination of the SKY License Agreement. The agreement may be terminated by Dr. Stoy for cause or upon 30 days prior notice to HYMEDIX.



Stock Option Plans

         Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan. On February 23, 1994, the Company's stockholders approved the adoption of the Amended and Restated 1991 Incentive and Non-Qualified Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan is designed to qualify as an incentive Stock Option Plans under Section 422 of the Internal Revenue Code of 1986, as amended. The Company may also award non-qualified stock options under the Stock Option Plan. Pursuant to the terms of the Stock Option Plan, incentive stock options may only be granted to management and other key employees of the Company; non-qualified stock options may be granted to Directors, advisors and consultants to the Company as well as employees. The Board of Directors has appointed a Compensation Committee of the Board of Directors to administer the Stock Option Plan, including the selection of the individuals to receive options and the terms thereof. The Plan permits the grant of options to purchase up to an aggregate of 500,000 shares of Common Stock.

         Under the Stock Option Plan, the exercise price of incentive stock options must be not less than 100% (or 110% with respect to any optionee owning more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the Common Stock at the date of grant, and the aggregate fair market value (determined at the time of grant) of shares issuable pursuant to such options which first become exercisable in any calendar year by an employee or officer, may not exceed $100,000. The term of such options may not exceed ten years (except that with respect to any optionee who owns more than 10% of the total combined voting power of all classes of stock of the Company, the term may not exceed five years). The corresponding provisions of any non-qualified stock options granted under the Stock Option Plan are not similarly limited by the Stock Option Plan terms.

         As of March 31, 1997, options for the purchase of a total of 418,919 shares of Common Stock were outstanding under the Stock Option Plan (of which 323,419 were exercisable as of March 31, 1997) and options to purchase an additional 81,081 shares remained available for grant under the Stock Option Plan.

         Director Stock Option Plan. On June 6, 1996, the Company's stockholders approved the adoption of the Company's Director Stock Option Plan (the "Director Plan"). The Director Plan is intended to provide nondiscretionary option grants to independent Directors of the Company as follows: (1) to those persons already serving on the Board and who are not employees, an option exercisable for 9,000 shares of the Company's Common Stock on the effective date of the Director Plan and, for so long as service on the Board continues, an option of 2,000 shares of the Company's Common Stock on each anniversary date thereof and (2) to those persons joining the Board after the effective date of the Director Plan and who are not employees, an option exercisable for 5,000 shares of the Company's Common Stock on the date of election or appointment and, for so long as service on the Board continues, an option for 2,000 shares of the Company's Common Stock on each anniversary date of his or her joining the Company's Board, in each case exercisable at fair market value and subject to certain provisions of forfeiture. The Director Plan permits the grant of options to purchase up to an aggregate of 50,000 shares of Common Stock, all of which were reserved for grants under the Director Plan as of April 15, 1996.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

--------------------------------------------------------------------------------

                                Percent Of
                  Number Of    Total Options/
                  Securities   SARs Granted
                  Underlying   To Employees   Exercise Or
                 Options/SARs   In Fiscal      Base Price
     Name         Granted (#)     Year          ($/Sh)      Expiration Date
     (a)            (b)            (c)           (d)            (e)
--------------------------------------------------------------------------------
Joseph Y. Peng
 President          15,000        15.15%        $1.00         January 15, 2006
--------------------------------------------------------------------------------
George P. Stoy
 Vice President
 Engineering         3,000         3.03%        $1.00         January 15, 2006
--------------------------------------------------------------------------------


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 31, 1997 regarding the beneficial ownership of the Company's Common Stock by: (a) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (b) all Directors; (c) each of the executive officers of the Company named in the Summary Compensation Table; and (d) all executive officers and Directors of the Company as a group:



       Name and Address                             Shares Beneficially
      of Beneficial Owner                               Owned(1)
      -------------------                       ---------------------------
                                                Number           Percentage
                                                ------           ----------
Kingston Technologies                           1,384,551             24.23%
 Limited Partnership (2)(3)

First Taiwan Investment                         2,942,221             49.06%
 Holding Inc. (4)(5)(6)

First Taiwan Venture                            2,942,221             49.06%
 Capital Inc. (4)(5)(7)

First Taiwan Investment and                     2,942,221             49.06%
 Development, Inc. (4)(5)(8)

Vladimir A. Stoy, Ph.D. (2)(3)                  1,390,180             24.31%

William G. Gridley, jr. (2)(3)                  1,452,065             25.12%

George P. Stoy (2)(3)                           1,404,437             24.50%

Sheng-Hsiung Hsu (4)(5)(9)                      2,942,221             49.06%

Dr. Hsia-Fu Chao (4)(5)(10)                     2,942,221             49.06%

Shu-Jean Kuo Chou (4)(5)(11)                    2,942,221             49.06%

Michael K. Hsu (4)(5)(12)                       2,942,221             49.06%

William J. Golden (13)                            158,274              2.76%
 Boston University
 108 Bay State Road
 Boston, MA

Edward H. Jennings, Ph.D.                             ---
 The Ohio State University
 154 W. 12th Street
 Columbus, OH

      All officers and Directors                4,744,346             75.38%
      as a group (12 persons)



(1) Shares of Common Stock subject to options or warrants exercisable as of March 31, 1997 (or exercisable within 60 days after such date), are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.


(2) Includes shares owned of record by Kingston Technologies Limited Partnership ("KTLP"). The general partners of KTLP include Vladimir A. Stoy, William G. Gridley, jr., George P. Stoy (each a Director of the Company) and Oak II, Inc., a corporation controlled by such Directors. Each of Vladimir A. Stoy, William G. Gridley, jr., and George P. Stoy exercises shares voting and investment power with respect to the shares of Common Stock of the Company held by KTLP and disclaims beneficial ownership of such shares except to the extent of his partnership interest in KTLP. Also gives effect to the exercise by Research Corporation Technologies, Inc., a Delaware nonprofit corporation ("RCT") and a stockholder of HYMEDIX, of its right to require KTLP to transfer and assign without further consideration, that number of shares of HYMEDIX Common Stock (166,271 shares) to make RCT's total holding of HYMEDIX Common Stock equal to 5% of HYMEDIX's outstanding Common Stock on a modified fully diluted basis (excluding shares reserved for issuance upon exercise of options granted under the HYMEDIX Stock Option Plan and conversion of HYMEDIX Series A Redeemable Preferred Stock) upon the effective date of the Company's Registration Statement on Form SB-2 (effective August 12, 1995).


(3) The business address of each of these persons is c/o HYMEDIX, Inc., 2245 Route 130, Dayton, New Jersey 08810.

(4) The business address of each of these persons is 15th Floor, 563 Chung Hsiao East Road, Section 4, Taipei, Taiwan 10516.

(5)   Consists of the following:


     *   shares owned of record by First Taiwan Investment Holding Inc. ("FTIHI")                2,051,078
     *   shares issuable to FTIHI upon exercise of a warrant                                        50,658
     *   shares owned of record by First Taiwan Venture Capital Inc. ("FTVC")                      508,265
     *   shares owned of record by First Taiwan Investment and                                      99,080
         Development, Inc. ("FTIDI")
     *   shares issuable to FTIDI upon exercise of warrants                                         70,921
     *   shares issuable to Dr. Hsia-Fu Chao upon exercise of a warrant                            162,219
                                                                                                 ----------
     Total                                                                                       2,942,221


Based on a Schedule 13D dated as of February 23, 1994 filed by FTIHI, FTVC, FTIDI and Dr. Chao, such persons may be deem to form collectively a "group" and each of such persons may be deemed to share voting power with each other with regard to the foregoing shares. Dr. Chao, in his capacity as Chairman of FTIHI, may also be deemed to share dispositive power over the shares of Common Stock owned of record by or issuable to FTIHI.

(6) FTIHI disclaims beneficial ownership as to 840,485 of such shares, consisting of shares owned of record by or issuable upon exercise of warrants to FTVC, FTIDI and Dr. Chao.

(7) FTVC disclaims beneficial ownership as to 2,433,956 of such shares, consisting of shares owned of record by or issuable upon exercise of warrants to FTIHI, FTIDI and Dr. Chao.

(8) FTIDI disclaims beneficial ownership as to 2,772,220 of such shares, consisting of shares owned of record by or issuable upon exercise of warrants to FTIHI, FTVC and Dr. Chao.

(9) Mr. Hsu is Chairman of FTVC. Mr. Hsu disclaims beneficial ownership of all such shares, except to the extent of his investment interest therein.

(10) Dr. Chao is Chairman of FTIHI. Dr. Chao disclaims beneficial ownership as to 2,780,002 of such shares, except to the extent of his investment interest therein, consisting of shares owned of record by or issuable upon exercise of warrants to FTIHI, FTVC and FTIDI.

(11) Ms. Chou is a Director of FTIHI. Ms. Chou disclaims beneficial ownership of all such shares, except to the extent of her investment interest therein.

(12) Mr. Hsu is a Director of FTVC and until June 1995, was Executive Vice-President of each of FTIHI, FTVC and FTIDI. Mr. Hsu disclaims beneficial ownership of all such shares, except to the extent of his investment interest therein.

(13) Consists of 132,945 shares owned of record by The Trustees of Boston University and 25,329 shares issuable to The Trustees of Boston University upon exercise of warrants. Mr. Golden is Managing Director of the Community Development Fund of Boston University. Mr. Golden disclaims beneficial ownership of all such shares. On November 13, 1996, Mr. William Golden replaced Mr. Bagalay as a director of the Company.

Item 12. Certain Relationships and Related Transactions.


         HYMEDIX was incorporated in Delaware on December 20, 1993 as a wholly-owned subsidiary of Servetex International Inc. (the "Predecessor"). On February 23, 1994, the Predecessor merged with and into HYMEDIX and, concurrently, a wholly-owned subsidiary of the Predecessor was merged with and into HYMEDIX International, Inc. ("HYMEDIX International"), which resulted in HYMEDIX International becoming a wholly-owned subsidiary of HYMEDIX (collectively, the "Acquisition Merger"). HYMEDIX International was incorporated in October, 1985 under the name Kingston Technologies, Inc.


         In February, 1994, the Company issued 150 shares of Series A Redeemable Preferred Stock, par value $.01 per share, to RCT, a stockholder of the Company, in consideration of the assignment to the Company of the initial $1,500,000 of RCT's royalty right relating to exclusive licenses from HYMEDIX International to Optical Radiation Corporation and Pilkington Visioncare, Inc. for certain lens products. RCT has certain registration rights with respect to its shares in the Company.

         As of November, 1993, HYMEDIX International entered into a license agreement (the "SKY License Agreement") with S.K.Y. Polymers, Inc. ("SKY"), a corporation controlled by Dr. Vladimir A. Stoy, a Director and indirect shareholder of HYMEDIX, under which agreement HYMEDIX International acquired an exclusive license to use and sublicense certain technology in the fields of wound and burn care, cardiovascular applications, radiology and neuroradiology, biliary applications and drug delivery (excluding obstetrical/gynecological drug delivery applications). In consideration of such license, HYMEDIX International is to pay SKY certain royalties based on annual sales revenues and a monthly license maintenance fee. Under the SKY License Agreement, HYMEDIX International has a right-of-first refusal with respect to SKY's technology in certain other specified fields. The SKY License Agreement is terminable by HYMEDIX International at any time after January 31, 1994.

         Contemporaneously with the SKY License Agreement, HYMEDIX International entered into a Project Agreement with SKY (the "Project Agreement") under which SKY agreed to undertake certain projects relating to the development of products utilizing technology licensed under the SKY License Agreement for a monthly per project fee. All results of the project are to be owned exclusively by SKY and licensed to HYMEDIX International. The Project Agreement has a 15 year term and may be terminated earlier by HYMEDIX International if the SKY License Agreement is terminated or expires, if Dr. Stoy ceases to be employed by SKY or is otherwise unable to supervise the projects, or at any time after February 1, 1994.


         In November, 1993, HYMEDIX also entered into a Consulting Agreement with Dr. Vladimir A. Stoy.


         HYMEDIX International is the sole general partner of Kingston Diagnostics, L.P. ("KDLP"), a Delaware limited partnership of which KTLP is the principal limited partner. The remainder of KDLP's limited partnership interests are held by unaffiliated parties. As KDLP's sole general partner, HYMEDIX International has a 1.69% interest in its assets and is responsible for its obligations ($59,222 as of December 31, 1996). KDLP is currently inactive and has sold its assets in exchange for certain shares of the buyer. Such shares have been pledged to HYMEDIX International to secure KDLP's debts to HYMEDIX International. Due to uncertain collectability of these debts, HYMEDIX International has taken a charge against earnings for the entire amount of such debts. As the sole general partner of KDLP, HYMEDIX International may be ultimately liable for repayment of the remaining liabilities of KDLP (which are included in the financial statements of HYMEDIX International).

         In December, 1992, First Taiwan Investment Holding Inc. and First Taiwan Venture Capital Inc. (collectively "First Taiwan") agreed to acquire from HYMEDIX International 5,038 shares of HYMEDIX International Common Stock and from Research Corporation Technologies Inc., a non-profit corporation and a stockholder of HYMEDIX International ("RCT"), 3,359 shares of HYMEDIX International Common Stock, respectively. At this time, HYMEDIX International also issued and sold a Common Stock Purchase Warrant to First Taiwan Investment and Development, Inc. exercisable for 252 shares of HYMEDIX International Common Stock. In Jun, 1993 HYMEDIX International issued and sold to First Taiwan an additional 574 shares of the Common Stock of HYMEDIX International and a Common Stock Purchase Warrant for the purchase of 180 shares of HYMEDIX International's Common Stock for an aggregate purchase price of $1,000,000.

As a result of the Acquisition Merger, First Taiwan received its proportionate number of shares and warrants in HYMEDIX in exchange for its shares and warrants in HYMEDIX International. See "Security Ownership of Certain Beneficial Owners and Management." First Taiwan participated in the private placement of the Company's securities consummated at the time of the Acquisition Merger (purchasing 95,380 units (consisting of one share of the Company's Common Stock and a Warrant to purchase 1/4 share of the Company's Common Stock) at an aggregate purchase price of $548,435) and also acted as a placement agent in connection with certain sales of HYMEDIX Common Stock for which it received commissions of approximately $138,000 of which $88,435 were applied against the purchase of 15,380 units. Sheng-Hsiung Hsu, Michael K. Hsu, Dr. Hsia-Fu Chao and Shu-Jean Kuo Chou are representatives of First Taiwan on the Board of HYMEDIX. First Taiwan has certain registration rights with respect to its shares of the Company.

                                   SIGNATURES


              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HYMEDIX, INC.
                             (Registrant)



Date: April 30, 1997         By:  /s/ Joseph Y. Peng
                                  ------------------
                                      Joseph Y. Peng
                                      President (Principal Executive Officer);
                                      Treasurer



Date: April 30, 1997         By:  /s/ William G. Gridley, jr.
                                  ---------------------------
                                      William G. Gridley, jr.
                                      Chairman, Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)