Form 10QSB
period 1997-03-31
HYMEDIX INC
filed 1997-05-15
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.
                               --------------

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

                                  Yes  X   No
                                      ---     ---

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding as of April 30, 1997
                  -----                        --------------------------------

                 Common                                   5,713,500

Transitional Small Business Disclosure Format (Check one):    Yes       No  X
                                                                  ---      ---

                                  HYMEDIX, INC.

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------


PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of March 31, 1997
                   and December 31, 1996.                                    3

                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 1997 and March 31, 1996.     4

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1997 and March 31, 1996.     5

                   Notes to Consolidated Interim Financial Statements        6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                         10


SIGNATURES                                                                  11

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS


                                                                                      March 31,              December 31,
                                                                                        1997                     1996
                                                                                      --------                 --------
                                                                                     (Unaudited)

CURRENT ASSETS:
     Cash                                                                         $       110,783           $        42,562
     Restricted cash                                                                            0                   225,600
     Accounts receivable                                                                   45,310                    57,316
     Inventories                                                                          385,285                   408,296
     Prepaid expenses and other current assets                                             42,808                    38,523
                                                                                  ---------------           ---------------
         Total current assets                                                             584,186                   772,297
PROPERTY AND EQUIPMENT, NET                                                                93,455                   115,178
PATENTS, NET                                                                              117,097                   124,957
OTHER ASSETS                                                                              168,000                   168,000
                                                                                  ---------------           ---------------
         Total assets                                                             $       962,738           $     1,180,432
                                                                                  ===============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
         Notes payable                                                            $     4,163,413           $     4,162,843
         Accounts payable and accrued expenses                                          2,479,645                 2,400,271
         Accrued legal judgment                                                           805,964                   805,964
         Deferred revenue                                                                  93,750                         0
         Liabilities related to discontinued operation                                     59,222                    59,222
                                                                                  ---------------           ---------------
         Total current liabilities                                                      7,601,994                 7,428,300
                                                                                  ---------------           ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 10,190 shares issued and
         outstanding                                                                       30,570                    30,570
         Preferred Stock, $.01 par value, 150 shares authorized,
         issued and outstanding                                                                 2                         2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 5,713,500 shares issued and outstanding                                5,713                     5,713
     Additional paid-in capital                                                        15,642,174                15,642,174
     Accumulated deficit                                                              (20,817,715)              (20,426,327)
     Subscription receivable                                                           (1,500,000)               (1,500,000)
                                                                                  ----------------          ----------------
         Total stockholders' equity (deficit)                                          (6,639,256)               (6,247,868)
                                                                                  ----------------          ----------------
         Total liabilities and stockholders' equity (deficit)                     $       962,738           $     1,180,432
                                                                                  ================          ================


                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            --------------------------
                                                                                            1997                  1996
                                                                                          --------              --------
REVENUES:

     Net product sales                                                                $        99,033         $       445,735
     License, royalty and distribution fees                                                   162,500                 150,000
     Research and development contracts                                                        31,250                 103,750
                                                                                      ---------------         ---------------
         Total revenues                                                                       292,783                 699,485
                                                                                      ---------------         ---------------

COSTS AND EXPENSES:

     Cost of sales                                                                             40,959                 224,712
     Selling, general and administrative                                                      413,404                 525,330
     Research and development                                                                 161,113                 171,227
                                                                                      ---------------         ---------------
         Total costs and expenses                                                             615,476                 921,269
                                                                                      ---------------         ---------------
         Loss from operations                                                                (322,693)               (221,784)
                                                                                      ---------------         ---------------

INTEREST (EXPENSE) INCOME
     Interest expense                                                                         (69,290)                (49,824)
     Interest income                                                                              595                     514
                                                                                          -----------         ---------------
         Total interest expense, net                                                          (68,695)                (49,310)
                                                                                          -----------         ---------------

         Net loss                                                                     $      (391,388)        $      (271,094)
                                                                                      ---------------         ---------------

NET LOSS PER COMMON SHARE                                                             $         (0.07)        $         (0.05)
                                                                                      ===============         ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                                       5,713,500               5,713,500
                                                                                      ===============         ===============


                          HYMEDIX, INC. AND SUBSIDIARY

                 Consolidated Statements Of Cash Flows (Note 1)
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            --------------------------
                                                                                            1997                  1996
                                                                                          --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     (Net loss)                                                                        $     (391,388)          $    (271,094)
                                                                                       --------------           -------------

     Adjustments to reconcile net loss to net
        cash used by operating activities:
              Depreciation and amortization                                                    29,583                  30,711
              (Increase) decrease in:
              Accounts receivable                                                              12,006                (107,683)
                  Inventories                                                                  23,011                  65,397
                  Other current assets                                                         (4,285)                 (2,623)

              Increase (decrease) in:
                  Accounts payable and accrued expenses                                        79,374                  66,654
                  Deferred revenue                                                             93,750                  31,250
                                                                                       --------------           -------------
                      Total adjustments                                                       233,439                  83,706
                                                                                       --------------           -------------
                      Net cash used by operating activities                                  (157,949)               (187,388)

     CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of notes payable                                             570                 150,000
              Restricted cash                                                                 225,600                       0
              Stock offering and merger costs                                                       0                   6,873
                                                                                       --------------           -------------
                  Net cash provided by financing activities                                   226,170                 156,873
                                                                                       --------------           -------------
                  Net increase (decrease) in cash                                              68,221                 (30,515)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 42,562                 183,026
                                                                                       --------------           -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      110,783           $     152,511
                                                                                       ==============           =============


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


2.       INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1997 and December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.


3.       EARNINGS PER SHARE

         On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending March 31, 1997, there would have been no effect on net loss per common share, on either the basic or diluted basis.

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


         Overview

         HYMEDIX, Inc. ("HYMEDIX") was incorporated in Delaware on December 20, 1993 as a wholly-owned subsidiary of Servtex International Inc. (the "Predecessor"). On February 23, 1994, the Predecessor merged with and into HYMEDIX, Inc. and, concurrently, a wholly-owned subsidiary of the Predecessor was merged with and into HYMEDIX International, Inc. ("HYMEDIX International") which resulted in HYMEDIX International becoming a wholly-owned subsidiary of HYMEDIX. As used in this Form 10-QSB, unless the context otherwise requires, the term "Company" collectively means HYMEDIX, HYMEDIX International and their respective predecessors. HYMEDIX International was incorporated in October, 1985 under the Kingston Technologies, Inc.

Results of Operations

         Revenues

         The Company's total revenues for the three months ended March 31, 1997 were $292,783 versus $699,485 for the same period in 1996, a decrease of 58.1%. For the three months ended March 31, 1997, the decreased revenues over the same period in 1996 came mainly from (1) decreased sales of $346,702 as a result of decreases in both domestic and overseas sales of skin care products and in wound care products; (2) a decrease of $72,500 in research and development contract revenues; offset by (3) a royalty fee of $12,500 collected from LIPO Chemical.

         Costs and Expenses

         Cost of sales for the three months ended March 31, 1997 was $40,959 versus $224,712 for the same period in 1996, a decrease of $183,753 or 81.8%. The decrease for the three months ended March 31, 1997 was attributable to the 77.8% decrease in net product sales coupled with a higher gross margin in HYPAN(R) hydrogel sales due to reduced sales discount. Selling, general and administrative expenses decreased 21.3% to $413,404 for the three ended months March 31, 1997 from $525,330 for the same period of 1996. The decrease was principally due to lower legal expenses incurred for the defense of two lawsuits previously filed against the Company. The research and development costs for the three months ended March 31, 1997 were $161,113, as compared to $171,227 for the same period in 1996, a decrease of 5.9%, resulting mainly from lower outside consulting costs and decreased medical insurance expenses.

         Interest Expense, Net

         Total interest expense, net, increased to $68,695 for the three months ended March 31, 1997 from $49,310 for the same period in 1996, mainly attributable to interest accrued for the convertible bonds.

         As a result of the decreased costs and expenses described above for the three months ended March 31, 1997 as compared to the same period of the prior year and the decreased revenues described above for the same period of 1997 versus the prior year, the Company incurred a net loss of $391,388 for the three months ended March 31, 1997 as compared to the net loss of $271,094 for the same period in 1996.


Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $110,783 in cash and cash equivalents on hand on March 31, 1997 versus $42,562 on December 31, 1996. The working capital deficit of $(7,017,808) on March 31, 1997 represents an increase of $361,805 from the previous year-end deficit level of $(6,656,003). The increase in working capital deficit was primarily attributable to the net loss incurred in the three-month period ended March 31, 1997.

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

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $1,000,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and mature on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock for the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof. The June Bonds may be subject to mandatory prepayment by the Company under certain circumstances. The Company is currently working to extend the maturity date on the June Bonds.

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

         o The Company's revenues and income are derived primarily from the development and commercialization of medical and skin care products. The medical and skin care products industries is highly competitive. Such competition could negatively impact the Company's market share and therefore reduce the Company's revenues and income.

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

         o As described above, a judgement was rendered against the Company in the amount of $805,964 in connection with a legal proceeding to which the Company was a party. Although the Company has filed a notice of appeal in this matter, there can be no assurances that the Company will be successful in such appeal or that the plaintiff will not move to collect on the judgment prior to adjudication of the appeal. If the appeal is unsuccessful or if the plaintiff move to collect on the judgment, it could have a materially adverse effect on the Company's financial condition and future operating results.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  ---------

                  None

         (b)      Reports on Form 8-K.
                  --------------------

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HYMEDIX, INC.
                                    (Registrant)



Date: May 14, 1997            By:   /s/ Joseph Y. Peng
                                    --------------------------------------------
                                    Joseph Y. Peng
                                    President (Principal Executive Officer),
                                    Treasurer




Date: May 14, 1997            By:   /s/ William G. Gridley, jr.
                                    --------------------------------------------
                                    William G. Gridley, jr.
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)
                                    Secretary, Director