Form 10QSB
period 1997-06-30
HYMEDIX INC
filed 1997-08-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


                                   Form 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997 .
                               ----------------


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


       Registrant's telephone number, including area code: (732) 274-2288
                                                           --------------


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

     Class                                  Outstanding as of July 31, 1997
     ----------------------------------------------------------------------
     Common                                             5,713,500

Transitional Small Business Disclosure Format (Check one):    Yes      No  X
                                                                          ---

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX


                                                                                          Page No.
--------------------------------------------------------------------------------------------------

PART I -     FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
                      and December 31, 1996.                                                  3

                      Consolidated Statements of Operations for the Three and
                      Six Months Ended June 30, 1997 and June 30, 1996 (Unaudited).           4

                      Consolidated Statements of Cash Flows for the Three and
                      Six Months Ended June 30, 1997 and June 30, 1996 (Unaudited).           5

                      Notes to Consolidated Interim Financial Statements                      6

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     7

PART II - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                                       10

SIGNATURES                                                                                   11


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------


                                                                                 June 30,            December 31,
                                                                                   1997                  1996
                                                                               ----------------------------------
                                                                               (Unaudited)

CURRENT ASSETS:
     Cash                                                                      $    54,676           $    42,562
     Restricted cash                                                                     0               225,600
     Accounts receivable                                                           173,192                57,316
     Inventories                                                                   366,796               408,296
     Prepaid expenses and other current assets                                      31,617                38,523
                                                                               ----------------------------------
         Total current assets                                                      626,281               772,297
PROPERTY AND EQUIPMENT, NET                                                         71,732               115,178
PATENTS, NET                                                                       109,237               124,957
OTHER ASSETS                                                                       168,000               168,000
                                                                               ----------------------------------
         Total assets                                                          $   975,250           $ 1,180,432
                                                                               --================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
     Notes payable                                                             $ 4,263,413           $ 4,162,843
     Accounts payable and accrued expenses                                       2,715,253             2,400,271
     Accrued legal judgment                                                        805,964               805,964
     Deferred revenue                                                               62,500                     0
     Liabilities related to discontinued operation                                  59,222                59,222
                                                                               ----------------------------------
         Total current liabilities                                               7,906,352             7,428,300
                                                                               ----------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 10,190 shares issued and
         outstanding                                                                30,570                30,570
     Preferred Stock, $.01 par value, 150 shares authorized,
         issued and outstanding                                                          2                     2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 5,713,500 shares issued and outstanding                         5,713                 5,713
     Additional paid-in capital                                                 15,642,174            15,642,174
     Accumulated deficit                                                       (21,109,561)          (20,426,327)
     Subscription receivable                                                    (1,500,000)           (1,500,000)
                                                                               ----------------------------------
         Total stockholders' deficit                                            (6,931,102)           (6,247,868)
                                                                               ----------------------------------
         Total liabilities and stockholders' deficit                           $   975,250           $ 1,180,432
                                                                               ==================================



   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended                Six Months Ended
                                                              June 30,                          June 30,
                                                  -----------------------------------------------------------
                                                         1997            1996           1997             1996
-------------------------------------------------------------------------------------------------------------

REVENUES:

     Net product sales                             $    220,266     $     57,972     $   319,299     $   503,707
     License, royalty & distribution fees                12,500           25,000         175,000         175,000
     Research and development contracts                 131,250           43,750         162,500         147,500
                                                   --------------------------------------------------------------
         Total revenues                                 364,016          126,722         656,799         826,207
                                                   --------------------------------------------------------------

COSTS AND EXPENSES:

     Cost of sales                                      142,959           36,824         183,918         261,536
     Selling, general and administrative                300,156          557,733         713,560       1,083,063
     Research and development                           115,159          163,833         276,272         335,060
     Legal judgement                                          0          805,964               0         805,964
                                                   --------------------------------------------------------------
         Total costs and expenses                       558,274        1,564,354       1,173,750       2,485,623
                                                   --------------------------------------------------------------
         Loss from operations                          (194,258)      (1,437,632)       (516,951)     (1,659,416)
                                                   -------------   --------------   -------------   -------------

INTEREST (EXPENSE) INCOME:

     Interest expense                                   (97,592)         (66,342)       (166,882)       (116,166)
     Interest income                                          4            2,176             599           2,690
                                                   --------------------------------------------------------------
         Total interest expense, net                    (97,588)         (64,166)       (166,283)       (113,476)
                                                   -------------   --------------   -------------   -------------
         Net loss                                   $  (291,846)    $ (1,501,798)    $  (683,234)    $(1,772,892)
                                                   =============   ==============   =============   =============

NET LOSS PER COMMON SHARE:                          $     (0.05)    $      (0.26)    $     (0.12)    $     (0.31)
                                                   =============   ==============   =============   =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 5,713,500        5,713,500       5,713,500       5,713,500
                                                   ==============================================================



   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                   1997                   1996
                                                                                ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (683,234)           $(1,772,892)
                                                                                -----------           ------------
     Adjustments to reconcile net loss to net
         cash used by operating activities:
              Depreciation and amortization                                         59,166                 61,422

              (Increase) decrease in:
                  Accounts receivable                                             (115,876)               (21,502)
                  Inventories                                                       41,500                   (962)
                  Other current assets                                               6,906                 12,318

              Increase (decrease) in:
                  Accounts payable and accrued expenses                            314,982                151,442
                  Accrued legal judgement                                                0                805,964
                  Deferred revenue                                                  62,500                (12,500)
                                                                                ----------------------------------
                      Total adjustments                                            369,178                996,182
                                                                                ----------------------------------
                      Net cash used by operating activities                       (314,056)              (776,710)
                                                                                ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable                                       100,570                737,100
     Restricted cash                                                               225,600                      0
                                                                                ----------------------------------
         Net cash provided by financing activities                                 326,170                737,100
                                                                                ----------------------------------
         Net increase (decrease) in cash                                            12,114                (39,610)

CASH, BEGINNING OF PERIOD                                                           42,562                183,026
                                                                                ----------------------------------

CASH, END OF PERIOD                                                             $   54,676            $   143,416
                                                                                ==================================



   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements


1.   INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc.

         In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three and six months ended June 30, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.


2.   EARNINGS PER SHARE

         On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending June 30, 1997, there would have been no effect on net loss per common share, on either the basic or diluted basis.

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


Results of Operations

         Revenues

         The Company's total revenues for the three months and six months ended June 30, 1997 were $364,016 and $656,799, respectively, versus $126,722 and
$826,207 for the same periods in 1996; an increase of 187.3% and a decrease of 20.5%, respectively. The revenue increase in net product sales resulted from a $201,194 increase in net sales of hydrogels to LIPO Chemicals, Inc., an $18,857 increase in BIONIQ export sales offset by a $37,950 decrease in BIONIQ domestic sales and a $19,807 decrease in wound gels sales to the medical market during the three months ended June 30, 1997 compared to the same period of 1996. The decrease in net product sales of $184,408 for the six months ended June 30, 1997 compared to the same period of the previous year was due to $169,482 decrease in domestic sales of BIONIQ products, $142,038 decrease in sales of skin care products to overseas customers and $30,024 in reduced sales of wound gels offset by an increase of $157,136 in sales of hydrogels to LIPO Chemicals, Inc.

         Income from royalty and research and development contracts increased approximately $75,000 during the three months ended June 30, 1997 from the prior year period, resulting from an $87,500 increase contributed by two development agreements reached with two major pharmaceutical product companies and a drop of $12,500 in royalty receipt. Royalty, option fee and research and development revenues increased $15,000 for the six months ended June 30, 1997 from the same period of 1996.

         Costs and Expenses

         Cost of sales for the three months and six months ended June 30, 1997 were $142,959 and $183,918, respectively, versus $36,824 and $261,536 for the same periods in 1996, an increase of 288.2% and a decrease of 29.68% respectively. The increase for the three months ended June 30, 1997 was in proportion to the increase in net product sales; whereas the decrease for the six months ended June 30, 1997 from the same period of the prior year resulted from a change in product mix with reduced sales in higher margin skin care products and increased sales and improved margin in hydrogel chemicals. Selling, general and administrative expenses decreased 46.2% and 34.1% to $300,156 and $713,560 respectively, for the three months and six months ended June 30, 1997 from the same period of 1996. The decrease was principally due to a reduction in legal and staff expenses. The research and development costs for the three months and six months ended June 30, 1997 were $115,159 and $276,272, respectively, as compared to $163,833 and $335,060 for the same periods in 1996; a decrease of 29.7% and 17.5%, respectively. The decrease was principally due to decreased costs of the research and development staff.

         Interest Expense, Net

         Total net interest expense for the three months and six months ended June 30, 1997 was $97,588 and $166,283, respectively, versus $64,166 and $113,476 for the same periods in 1996; increases of $33,422 and $52,807, respectively. The increases are attributable to interest accrued for the convertible bonds in the aggregate principal amount of $1,131,570 outstanding.

         As a result of the decreased costs and expenses described above for the six months ended June 30, 1997 as compared to the same period of the prior year and the increased revenues described above for the same period of 1997 versus the prior year, the Company incurred lower net losses of $291,846 for the three months ended June 30, 1997, than the net losses of $1,501,798 for the same period of 1996. For the six months ended June 30, 1997, the Company incurred lower net losses of $683,234 than the net losses of $1,772,892 of the prior year period.


Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $54,676 in cash on hand on June 30, 1997 versus $42,562 on December 31, 1996. The working capital deficit of $(7,280,071) on June 30, 1997 represents an increase of $624,068 from the previous year-end deficit level of $(6,656,003). The increase in working capital deficit was primarily attributable to the net loss incurred in the six-month period ended June 30, 1997.

         During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and will mature on September 5, 1997. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $1,000,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock for the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof. The Company is working to extend this maturity date on the June Bonds.

     In June of 1997, the Company received a payment of a $100,000 refundable deposit from a potential distributor with whom the Company has reached an agreement in principle regarding certain aspects of the Company's consumer skin care business. The Company has agreed to grant the distributor an option to negotiate an agreement with the Company with respect to the Company's skin care products in certain territories or to match the terms of any such agreement that the Company may negotiate with a third party, on a right-of-first refusal basis. This option would expire on the earlier of June 30, 2001 or the date on which the Company reaches any such third party agreement. The $100,000 deposit would be refundable to the distributor in the event any such third party agreement is consummated or creditable against amounts payable under any definitive agreement between the Company and the distributor. This option is subject to negotiation and execution of a definitive agreement regarding this matter.


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

         o As mentioned above, a judgment was rendered against the Company in the amount of $805,964 in connection with a legal proceeding to which the Company was a party. Although the Company has filed a notice of appeal in this matter, there can be no assurances that the Company will be successful in such appeal or that the plaintiff will not move to collect on the judgment prior to adjudication of the appeal. If the appeal is unsuccessful or if the plaintiff move to collect on the judgment, it could have a materially adverse effect on the Company's financial condition and future operating results.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

             (a)  Exhibits.
                  ---------

                     27           Financial Data Schedule.

             (b)  Reports on Form 8-K.
                  --------------------

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HYMEDIX, INC.
                                   (Registrant)



Date:   August 14, 1997       By:  /s/ Joseph Y. Peng
                                   --------------------------------------------
                                   Joseph Y. Peng
                                   President (Principal Executive Officer),
                                     Treasurer




Date:   August 14, 1997       By:  /s/ William G. Gridley, jr.
                                   --------------------------------------------
                                   William G. Gridley, jr.
                                   Chief Financial Officer (Principal Financial
                                     Officer and Principal Accounting Officer)
                                     Secretary, Director

                                TABLE OF EXHIBITS


Exhibit No.                                       Page Number
-----------                                       -----------

   27          Financial Data Schedule                 13