Form 10QSB
period 1997-09-30
HYMEDIX INC
filed 1997-11-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           September 30, 1997         .
                                        -------------------------------------

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

                                Yes   X    No
                                    -----    -----


State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of October 31, 1997
            -----                       ----------------------------------

           Common                                    5,713,500


Transitional Small Business Disclosure Format (Check one):   Yes        No   X
                                                                  -----    -----

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX


                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
                  and December 31, 1996.                                                      3

                  Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended
                  September 30, 1997 and September 30, 1996 (Unaudited).                      4

                  Consolidated Statements of Cash Flows for the
                  Three and Nine Months Ended September 30, 1997
                  and September 30, 1996 (Unaudited).                                         5

                  Notes to Consolidated Interim Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         6


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                           10


SIGNATURES                                                                                   11


PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------


                                                                              September 30,         December 31,
                                                                                  1997                  1996
                                                                              -------------         ------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                                  $        42,947      $         42,562
     Restricted cash                                                                     0               225,600
     Accounts receivable                                                           169,620                57,316
     Inventories                                                                   314,289               408,296
     Prepaid expenses and other current assets                                      42,365                38,523
                                                                           ---------------      ----------------
         Total current assets                                                      569,221               772,297

PROPERTY AND EQUIPMENT, NET                                                         50,009               115,178
PATENTS, NET                                                                       101,377               124,957
OTHER ASSETS                                                                       168,000               168,000
                                                                           ---------------      ----------------
         Total assets                                                      $       888,607      $      1,180,432
                                                                           ===============      ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:
     Notes payable                                                         $     4,262,413      $      4,162,843
     Accounts payable and accrued expenses                                       2,971,343             2,400,271
     Accrued legal judgment                                                        805,964               805,964
     Deferred revenue                                                               31,250                     0
     Liabilities related to discontinued operation                                  59,222                59,222
                                                                           ---------------      ----------------
         Total current liabilities                                               8,130,192             7,428,300
                                                                           ---------------      ----------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 10,190 shares issued and
         outstanding                                                                30,570                30,570
     Preferred Stock, $.01 par value, 150 shares authorized,
         issued and outstanding                                                          2                     2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 5,713,500 shares issued and outstanding                         5,713                 5,713
     Additional paid-in capital                                                 15,642,174            15,642,174
     Accumulated deficit                                                       (21,420,044)          (20,426,327)
     Subscription receivable                                                    (1,500,000)           (1,500,000)
                                                                           ----------------     -----------------
         Total stockholders' deficit                                            (7,241,585)           (6,247,868)
                                                                           ----------------     -----------------
         Total liabilities and stockholders' deficit                       $       888,607      $      1,180,432
                                                                           ================     =================


   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                         1997            1996           1997           1996
                                                   -------------   -------------   -------------   ------------
REVENUES:

     Net product sales                            $     267,568    $    267,174    $    586,867    $    770,881
     License, royalty & distribution fees                12,500         512,500         187,500         687,500
     Research and development contracts                  61,250          83,750         223,750         231,250
                                                  -------------    ------------    ------------    ------------
         Total revenues                                 341,318         863,424         998,117       1,689,631
                                                  -------------    ------------    ------------    ------------

COSTS AND EXPENSES:

     Cost of sales                                      156,961         107,690         340,879         369,226
     Selling, general and administrative                312,280         461,087       1,025,840       1,544,150
     Research and development                            98,854         160,381         375,126         495,441
     Legal judgement                                          0               0               0         805,964
                                                  -------------    ------------    ------------    ------------
         Total costs and expenses                       568,095         729,158       1,741,845       3,214,781
                                                  -------------    ------------    ------------    -------------
         Income (loss) from operations                 (226,777)        134,266        (743,728)     (1,525,150)
                                                  -------------    ------------    ------------    -------------

INTEREST (EXPENSE) INCOME:
     Interest expense                                   (83,705)        (63,854)       (250,587)       (180,020)
     Interest income                                          0           2,281             598           4,971
                                                  -------------    ------------    ------------    ------------
         Total interest expense, net                    (83,705)        (61,573)       (249,989)       (175,049)
                                                  -------------    ------------    ------------    ------------
         Net income (loss)                        $    (310,482)   $     72,693    $   (993,717)   $ (1,700,199)
                                                  =============    ============    ============    ============

NET INCOME (LOSS) PER
 COMMON SHARE:                                    $       (0.05)   $       0.01    $      (0.17)   $      (0.30)
                                                  =============    =============   =============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 5,713,500       5,713,500       5,713,500       5,713,500
                                                  =============    =============   =============   ============


   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                      1997             1996
                                                                   ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(993,717)      $(1,700,199)
                                                                   ---------       -----------
     Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation and amortization                              88,749            92,486
           (Increase) decrease in:
               Accounts receivable                                  (112,304)          (36,931)
               Inventories                                            94,007            67,762
               Other current assets                                   (3,842)           (6,353)

           Increase (decrease) in:
               Accounts payable and accrued expenses                 571,072           209,966
               Accrued legal judgement                                     0           805,964
               Deferred revenue                                       31,250           (56,250)
                                                                   ---------       -----------
                   Total adjustments                                 668,931         1,076,644
                                                                   ---------       -----------
                   Net cash used by operating activities            (324,785)         (623,555)
                                                                   ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable                          99,570           522,200
     Restricted cash                                                 225,600                 0
                                                                   ---------       -----------
         Net cash provided by financing activities                   325,170           522,200
                                                                   ---------       -----------
         Net increase (decrease) in cash                                 385          (101,355)

CASH, BEGINNING OF PERIOD                                             42,562           183,026
                                                                   ---------       -----------

CASH, END OF PERIOD                                                $  42,947       $    81,671
                                                                   =========       ===========



   The accompanying notes to interim consolidated financial statements are an integral part of these financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements


1.   INTERIM FINANCIAL STATEMENTS

              In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the consolidated financial position of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc. as of September 30, 1997 and December 31, 1996 and the results of their operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.


2.   EARNINGS PER SHARE

              On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If the Company had adopted Statement 128 for the period ending September 30, 1997, there would have been no effect on net loss per common share, on either the basic or diluted basis.


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


         Overview

         HYMEDIX, Inc. ("HYMEDIX") was incorporated in Delaware on December 20, 1993 as a wholly-owned subsidiary of Servtex International Inc. (the "Predecessor"). On February 23, 1994, the Predecessor merged with and into HYMEDIX, Inc. and, concurrently, a wholly-owned subsidiary of the Predecessor was merged with and into HYMEDIX International, Inc. ("HYMEDIX International") which resulted in HYMEDIX International becoming a wholly-owned subsidiary of HYMEDIX. As used in this Form 10-QSB, unless the context otherwise requires, the term "Company" collectively means HYMEDIX, HYMEDIX International and their respective predecessors. HYMEDIX International was incorporated in October, 1985 under the name of Kingston Technologies, Inc.

Results of Operations

         Revenues

         The Company's total revenues for the three months and nine months ended September 30, 1997 were $341,318 and $998,117, respectively, versus $863,424 and $1,689,631 for the same periods in 1996; decreases of 60.5% and 40.9%, respectively. The revenue increase in net product sales resulted from a $54,836 increase in net sales of hydrogels to LIPO Chemicals, Inc., offset by a $35,418 decrease in BIONIQ domestic sales and a $19,024 decrease in BIONIQ export sales during the three months ended September 30, 1997 compared to the same period of 1996. The decrease in net product sales of $184,014 for the nine months ended September 30, 1997 compared to the same period of the previous year was due to $204,900 decrease in domestic sales of BIONIQ products, $161,062 decrease in sales of skin care products to overseas customers and $30,024 in reduced sales of wound gels offset by an increase of $211,972 in sales of hydrogels to LIPO Chemicals, Inc.

         Income from license and research and development contracts decreased $522,500 during the three months ended September 30, 1997 from the prior year period, resulting from a $500,000 decrease in license fee resulting from a one-time milestone payment received in July 1996 and a drop of $22,500 in research and development contract income.

         Research and development contract revenues decreased $7,500 for the nine months ended September 30, 1997 from the same period in 1996.

         Costs and Expenses

         Cost of sales for the three months and nine months ended September 30, 1997 were $156,961 and $340,879, respectively, versus $107,690 and $369,226 for the same periods in 1996, an increase of 45.8% and a decrease of 7.7%, respectively. The increase for the three months ended September 30, 1997 resulted mainly from a $42,219 write-off of obsolete BIONIQ inventory; whereas the decrease for the nine months ended September 30, 1997 from the same period of the prior year was in proportion to the decrease in net product sales coupled with the $42,219 BIONIQ inventory write-off. Selling, general and administrative expenses decreased 32.3% and 33.6% to $312,280 and $1,025,840 respectively, for the three months and nine months ended September 30, 1997 from the same period of 1996. The decrease was principally due to a reduction in legal and staff expenses. The research and development costs for the three months and nine months ended September 30, 1997 were $98,854 and $375,126, respectively, as compared to $160,381 and $495,441 for the same periods in 1996, a decrease of 38.4% and 24.3%. The decrease was principally due to decreased costs of the research and development staff.

         Interest Expense, Net

         Total net interest expense for the three months and nine months ended September 30, 1997 was $83,705 and $249,989, respectively, versus $61,573 and $175,049 for the same periods in 1996; increases of $22,132 and $74,940, respectively. The increases are attributable principally to interest accrued for the legal judgment of $805,964 and for the convertible bonds in the aggregate principal amount outstanding of $1,131,570.

         As a result of the decreased costs and expenses described above for the nine months ended September 30, 1997 as compared to the same period of the prior year and the decreased revenues described above for the same period of 1997 versus the prior year, the Company incurred net losses of $310,482 for the three months ended September 30, 1997, versus net income of $72,693 for the same period of 1996. For the nine months ended September 30, 1997, the Company incurred lower net losses of $993,717 than the net losses of $1,700,199 of the prior year period.

Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $42,947 in cash on hand on September 30, 1997 versus $42,562 on December 31, 1996. The working capital deficit of $(7,560,971) on September 30, 1997 represents an increase of $904,968 from the previous year-end deficit level of $(6,656,003). The increase in working capital deficit was primarily attributable to the net loss incurred in the nine-month period ended September 30, 1997.

         During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured on September 5, 1997. The September Bond is convertible in whole at any time prior to payment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon conversion thereof. Repayment of the principal and accrued interest on the September Bond has not been made by the Company.

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of $981,570 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured on June 1, 1997. The June Bonds are convertible in whole or in part at any time prior to payment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon conversion thereof. Repayment of the principal and accrued interest on the June Bonds has not been made by the Company.

         In June of 1997, the Company received a payment of a $100,000 refundable deposit from a potential distributor with whom the Company has reached an agreement in principle regarding certain aspects of the Company's consumer skin care business. The Company has agreed to grant the distributor an option to negotiate an agreement with the Company with respect to the company's skin care product in certain territories or to match the terms of any such agreement that the Company may negotiate with a third party, on a right-of-first refusal basis. This option would expire on the earlier of June 30, 2001 or the date on which the Company reaches any such third party agreement. The $100,000 deposit would be refundable to the distributor in the event any such third party agreement is consummated or creditable against amounts payable under any definitive agreement between the Company and the distributor. This option is subject to negotiation and execution of a definitive agreement regarding this matter.

         The Company is currently in negotiations with one of its significant licensees. Such negotiations may result in a substantial reduction of future milestone payments due from the licensee to the Company in exchange for a significant reduction in the rights granted to the licensee under the license.

         The Company is currently in discussions with potential investors to receive additional financing for the Company's operations, and management continues to seek other financing alternatives for the Company. While the Company is appealing the $805,964 judgment rendered against it in 1996, it is possible that the Company will lose that appeal or that the plaintiff will assert his claim against the Company prior to adjudication of the appeal. In either event or in the event that proceeds from the financing alternatives are not sufficient to finance the Company's operations, there is no assurance that sufficient funds will be available to the Company to continue its operations.

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





PART II - OTHER INFORMATION

Item 3.       Defaults Upon Senior Securities.

         As described above, the Company issued the September Bond in the prinicipal amount of $150,000 during the first quarter of 1996. The September Bond bears interest at a rate of 7% per annum and matured on September 5, 1997. The Company has not paid the principal and accrued interest due on the September Bond and the total amount due as of November 14, 1997 is $167,836.

         As described above, the Company issued the June Bonds in the aggregate principal amount of $981,570 in April of 1996. The June Bonds bear interest at a rate of 7% per annum and matured on June 1, 1997. The Company has not paid the principal and accrued interest due on the June Bonds and the total amount due as of November 14, 1997 is $1,116,148.


Item 6.       Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                  27.    Financial Data Schedule

             (b)  Reports on Form 8-K.

                  None.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HYMEDIX, INC.
                                (Registrant)



Date:   November 14, 1997       By: /s/ Joseph Y. Peng
                                    --------------------
                                    Joseph Y. Peng
                                    President (Principal Executive Officer),
                                    Treasurer




Date:   November 14, 1997       By: /s/ William G. Gridley, jr.
                                    -----------------------------
                                    William G. Gridley, jr.
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)
                                    Secretary, Director