Form 10-K
period 1997-12-31
HYMEDIX INC
filed 1998-03-31
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________.

                         Commission file number 0-19827

                                 HYMEDIX, INC.
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                              22-3279252
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                   2245 Route 130, Dayton, New Jersey 08810
         (Address of Principal Executive Offices, including Zip Code)

Issuer's Telephone Number, Including Area Code:    (732) 274-2288

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year:    $1,783,331

The aggregate market value of the voting stock held by non-affiliates, based upon the average of the bid and asked price of the Common Stock on March 26, 1998 as reported by The OTC Bulletin Board, was approximately $64,280. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates for this purpose but not necessarily for other purposes.

The number of shares of Common Stock outstanding as of March 26, 1998 was 5,713,500.

Transitional Small Business Disclosure Format (Check one):  Yes       No X

                      DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to filed with the Securities and Exchange Commission on or before April 30, 1998 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

                                 HYMEDIX, INC.

                                     INDEX

                                                                       Page No.
PART I

Item 1.    Description of Business                                       2

Item 2.    Description of Properties                                     5

Item 3.    Legal Proceedings                                             5

Item 4.    Submission of Matters to a Vote of Security Holders           6

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                                       7

Item 6.    Management's Discussion and Analysis of Financial             8
           Condition and Results of Operations

Item 7.    Financial Statements                                         14

Item 8.    Changes in and Disagreements with Accountants on             14
           Accounting and Financial Disclosure

PART III

Item 9.    Directors, Executive Officers, Promoters and Control         15
           Persons; Compliance with Section 16(a) of the Exchange
           Act

Item 10.   Executive Compensation                                       19

Item 11.   Security Ownership of Certain Beneficial Owners              19
           and Management

Item 12.   Certain Relationships and Related Transactions               19

Item 13.   Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                              24

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

      SKIN CARE PRODUCTS

      The Company has developed a line of moisturizing creams and gels based on the emulsifying capabilities of its hydrophilic polymer systems and is introducing them to the United States market under the trade name BIONIQ(R). The Company is also introducing a similar line of skin care products to Asian markets through a marketing partner. Until February, 1997 the Company's principal means of distribution of BIONIQ(R) products was direct response television. When the monthly volume of direct response television sales did not meet the marketing company's expectations, direct response selling was discontinued. While continuing to seek another means of distribution, the

Company sells a small amount of BIONIQ(R) products itself on the internet and by responding to telephone orders. The BIONIQ(R) product line presently consists of Body Therapy(TM), a moisturizing lotion; Replenishing Complex(TM), a moisturizing gel; Facial Formula(TM) (Dry/Normal) and Facial Formula(TM) (Normal/Oily), facial creams; Hydrating Cleanser(TM) (Dry/Normal) and Clarifying Cleanser(TM) (Normal/Oily), facial cleansers; Cucumber Refining Solution(TM) (Dry/Normal) and Tropical Refining Solution(TM) (Normal/Oily), facial toners; and Baby Therapy(TM), a body lotion for babies. Additional skin care products are under development. The Company is exploring other marketing channels for BIONIQ(R), including other direct selling methods.

      WOUND CARE PRODUCTS

      The Company had developed a line of seven products for the chronic wound care markets, six of which have received market clearance from the FDA, and one of which does not require FDA clearance. In November, 1995, the Company entered into an agreement with ProCyte Corporation ("ProCyte") granting it a license to make, have made, use and sell products for the wound care field using the Company's HYPAN(R) technology. ProCyte modified one of the Company's wound care products, and has introduced it to the market. In late 1997, the ProCyte license agreement was modified to limit its rights to that specific product. The Company is seeking a new marketing partner or licensee for its remaining wound care products.

      RESEARCH & DEVELOPMENT CONTRACTS

      The Company is working on the development of products for other medical products companies under several R&D contracts. In 1991, the Company entered into a three year development agreement (which has been extended for both a fifth and a sixth year on substantially similar terms) with a major private U.S. medical products company for medical products using HYPAN(R) hydrogels in areas other than wound care; ophthalmology; urology; the use of embolics and catheters and guidewires in cardiology and radiology; and certain types of drug delivery. This medical products company's primary focus has been on a permanent implant. The Company's HYPAN(R) polymers are presently being evaluated by a major ophthalmic pharmaceutical company. The Company has entered into two R&D agreements for indwelling products, one covering embolic materials, and another covering spinal disc replacements.

      SPECIALTY CHEMICALS

      Since 1988, the Company has sold HYPAN(R) hydrogels to the cosmetics and personal care industry (the "Trade") through a marketing partner, LIPO Chemicals, Inc. ("LIPO"). In 1992, the Company granted LIPO a three year option to manufacture the Company's polymers for sale to the Trade in return for royalties of 10% of LIPO's net sales of HYPAN(R). In December, 1995, LIPO exercised its option to manufacture HYPAN(R) for sale to the Trade. While LIPO develops its manufacturing capability, the Company continues to manufacture and sell HYPAN(R) hydrogels to LIPO for sale to the Trade.

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

COMPETITION

      The Company is engaged in highly competitive markets for its products, most of the competitors having substantially more resources than HYMEDIX.

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

EMPLOYEES

      The Company presently employs thirteen (13) people, seven (7) of whom are engaged in management, marketing and administration; one (1) in regulatory affairs and quality assurance and control; one (1) in production; and four (4) in research and product development. None of the Company's personnel is represented by a union, and the Company believes its personnel relations are excellent.

ITEM 2.    DESCRIPTION OF PROPERTY.

      The Company rents approximately 22,000 square feet of office, laboratory and manufacturing space at 2245 Route 130 in Dayton, New Jersey under a lease with annual rentals of approximately $444,000. The lease expired at the end of 1997. The Company is presently negotiating a new lease of the same space with a new landlord. At this facility the Company can manufacture approximately 5 tons of HYPAN(R) a year (enough capacity for the foreseeable future). The facility also provides all of the Company's office and laboratory space requirements. There can be no assurance that the Company will be able to negotiate a lease upon satisfactory terms, if at all, with the new landlord of the current space; as a result, the Company may have to incur substantial costs associated with finding new space, negotiating a new lease and moving the offices and laboratories of the Company.

ITEM 3.    LEGAL PROCEEDINGS.

      In September, 1993, HYMEDIX International's former President filed a Complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint names HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kingston Technologies Limited Partnership as defendants. The Complaint alleges (i) that HYMEDIX International wrongfully terminated the former President's employment, (ii) that he is owed $367,500 in deferred compensation and $74,500 in back salary,
(iii) that $323,138 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and is, therefore, void, and (iv) that KTLP's General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The $74,500 in back salary was paid in January, 1994. In July 1996, after a jury trial, judgement was rendered against HYMEDIX and KTLP in the amount of $805,964 plus interest on plaintiff's claims for deferred compensation and the KTLP promissory notes. The defendants have appealed the verdict. The appeal was heard in December 1997, and a decision is expected in the near future.

      In November, 1994, an individual filed a complaint against the Company in the Superior Court of New Jersey, Law Division, Mercer County, alleging that the company owes him eight percent of all monies invested in the Company by his contacts, including a principal stockholder of the Company. The complaint alleges that the Company owes the former consultant approximately $5,000,000 and warrants for the Company's common stock. Pre-trial discovery is currently being conducted in this matter and a trial date has not been scheduled.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the period from October 1, 1997 through December 31, 1997.

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

      The following table sets forth the range of the high and low bid prices for each of the Company's foregoing securities as reported by The OTC Bulletin Board for the eight quarterly periods ended December 31, 1997.

                                             Common Stock
          Period                            High         Low

          1996:
                1st quarter                $1.50       $0.50
                2nd quarter                 1.00        0.50
                3rd quarter                 0.50        0.50
                4th quarter                 1.25        0.50

          1997:
                1st quarter                $1.13       $0.50
                2nd quarter                 1.06        0.25
                3rd quarter                 0.50        0.03
                4th quarter                 0.06        0.03


      The stock price ranges represent the high and low bid quotations as listed by The OTC Bulletin Board and reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

      As of the close of business on March 25, 1997, there were 122 holders of record of the Company's Common Stock. The Company believes that it had approximately 400 beneficial owners of such securities as of such date.

      The Company has paid no cash dividends in respect of its Common Stock and the Company has no intention to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. The industry in which the Company competes is characterized by rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depends largely on its ability to continue to enhance existing products and to introduce new products and technologies that meet the continually changing requirements of customers. While the Company has devoted significant resources to the development of new products and technologies, the Company currently has limited resources and there can be no assurance that it can continue to introduce new products and technologies on a timely basis or that certain of its products and technologies will not be rendered noncompetitive or obsolete by its competitors.

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

      Recently Issued Accounting Standards

      In the fourth quarter of 1997, the Company adopted Financial Accounting Standard No. 128, Earnings Per Share, (FAS 128) which requires the presentation of both basic and diluted earnings per share. Basic and diluted earnings per share as calculated in accordance with FAS 128 does not differ from earnings per share reported in prior periods.

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes revised reporting and disclosure requirements for operating segments. The Company will adopt Statement Nos. 130 and 131 by year-end 1998. These Statements increase disclosure only and will have no effect on the Company's consolidated financial position or results of operations.

RESULTS OF OPERATIONS

      REVENUES

      The Company's total revenues for the fiscal year ended December 31, 1997 were $1,783,331, versus $1,986,798 for the fiscal year ended 1996, a decrease of 10.2%. The decreased revenues for fiscal year 1997 from the previous year primarily came from (1) a decrease of $279,110 in license, royalty and distribution fees; (2) reduced net sales of $30,366 in wound care products; and
(3) a decrease of $353,537 in domestic and international sales of skin care products. The decreased revenues were partially offset by an increase of $459,546 in net sales of hydrogels' to LIPO Chemicals, Inc. The decrease in license, royalty and distribution fees is primarily attributable to the fact that a one-time $500,000 milestone payment under the ProCyte licensing agreement was received in July 1996, and the reduced domestic sales in skin care products is primarily attributable to the discontinuance of direct response television network marketing program.

      COSTS AND EXPENSES

      Cost of sales for the fiscal year ended December 31, 1997 was $606,004 versus $406,549 for fiscal year 1996, an increase of 49.1%. The 49.1% increase in cost of sales was largely due to the $100,000 inventory reserve established in 1997 for aged BIONIQ products, the 9.0% increase in net product sales and reduced sales in highly profitable skin care products. Selling, general and administrative expenses decreased to $1,303,440 for the year ended December 31, 1997 from the previous fiscal year level of $2,000,863. The decrease was principally due to a reduction in legal and staff expenses. Research and development costs for fiscal year were $538,540 as compared to $650,907 for fiscal year 1996, a decrease of 17.3%, resulting from decreased work days and decreased costs of the research and development staff.

      LEGAL JUDGMENT

      In September, 1993, HYMEDIX International's former President filed a Complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint names HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kingston Technologies Limited Partnership ("KTLP") as defendants. The Complaint alleges (i) that HYMEDIX International wrongfully terminated the former President's employment,

(ii) that he is owed $367,500 in deferred compensation and $74,500 in back salary, (iii) that $323,138 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and is, therefore, void, and (iv) that KTLP's General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The $74,500 in back salary was paid in January, 1994. In July 1996, after a jury trial, judgement was rendered against HYMEDIX and KTLP in the amount of $805,964 plus interest on plaintiff's claims for deferred compensation and the KTLP promissory notes. The defendants are appealing this verdict.

      OTHER (EXPENSE) INCOME

      Total other expense-net increased to $374,509 for the fiscal year ended December 31, 1997 from $315,830 for the 1996 fiscal year. The increase of $58,679 was primarily attributable to the realized loss on sale of investments resulting from the decreased value of certain restricted common stock that the Company acquired through a manufacturing and distribution rights agreement, and interest expense related to the outstanding convertible bonds and the interest accrual related to the legal judgement.

      As a result of the decreased revenues and costs and expenses described above, the Company incurred a lower net loss of $1,039,162 for fiscal year ended December 31, 1997 versus $2,193,315 for fiscal year ended 1996.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

      The Company had $51,381 in cash and cash equivalents on hand as of December 31, 1997 versus $42,562 on December 31, 1996. The working capital deficit of $7,705,283 on December 31, 1997 represents an increase of $1,049,280 from the previous year-end level of $6,656,003. The increase in working capital deficit was primarily attributable to the net loss incurred in 1997.

      The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $1,000,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments not having been made.

      During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured (after being extended) on December 31, 1997. The Company is negotiating to extend the due date of the bond. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

      In April of 1996, the Company issued convertible bonds in the aggregate principal amount of approximately $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured (after being extended) on December 31, 1997. The Company is negotiating to extend the due date of the bonds. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof.

      Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of December 31, 1997, the Company had made various withdrawals from and repayments to the Special Account.

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

      In June of 1997, the Company received a payment of a $100,000 refundable deposit from a potential distributor with whom the Company has reached an agreement in principle regarding certain aspects of the Company's consumer skin care business. The Company has agreed to grant the distributor an option to negotiate an agreement with the Company with respect to the Company's skin care product in certain territories or to match the terms of any such agreement that the Company may negotiate with a third party, on a right-of-first refusal basis. This option expires on the earlier of June 30, 2001 or the date on which the Company reaches any such third party agreement. The $100,000 deposit would be refundable to the distributor in the event any such third party agreement is consummated or creditable against amounts payable under any definitive agreement between the Company and this distributor. This option is subject to negotiation and execution of a definitive agreement regarding this matter.

      The Company is currently in discussions with potential investors to receive additional financing, however, there is no assurance that such financing will be consummated upon acceptable terms, if at all. Management believes that the Company will have adequate resources to finance its operations in 1998. However, the Company is appealing a judgment in amount of $805,964 which was rendered against it (see Note 12). If the Plaintiff moves to collect on the judgment prior to adjudication of the appeal, or if a decision is rendered against the Company in appellate court, the Company must attempt to finance both its operations and satisfaction of the judgment. Management believes this will be difficult. In addition, the Company's secured convertible bonds are both past due, and while the Company is managing to make some payments on past due interest and principal, there is no assurance that sufficient funds will be available to the Company to service these debts and to continue its operations. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations in 1998, there can be no assurance that other sources of funds will be available to the Company.

YEAR 2000 COMPLIANCE

      As of December 31, 1997, the Company has not assessed whether or not the systems that are currently in place are Year 2000 compliant. However, management believes that the cost of and time to install a new system would not be substantial.

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

      o The Company had a net loss of approximately $1,309,162 for the fiscal year ended December 31, 1997 and had an accumulated deficit at December 31, 1997 of approximately $7,705,283. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on the Company's two term loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 1998, there can be no assurance that other sources of funds will be available to the Company.

      o As described above in "Legal Proceedings," a judgment was rendered against the Company in the amount of $805,964 in connection with a legal proceeding to which the Company was a party. Although the Company has appealed the judgment in this matter, there can be no assurance that the Company will be successful in such appeal or that the plaintiff will not move to collect on the judgment prior to adjudication of the appeal. The appeal was heard in December 1997, and a decision is expected in the near future. If the appeal is unsuccessful or if the plaintiff moves to collect on the judgment, it could have a material adverse affect on the Company's financial condition and future operating results.

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

      o The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and to successfully enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company develop procedures to bring to market in a timely fashion new products and services that meet customers' needs. There can be no assurance that the Company will be able to successfully develop and commercialize any new products or technologies.

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

      o The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components and materials at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

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

ITEM 7.    FINANCIAL STATEMENTS.

           See Financial Statements beginning on Page F-1

ITEM 8.    CHANGES  IN  AND   DISAGREEMENTS   WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Set forth below is certain background information with respect to the directors and executive officers of the Company, including information furnished by them as to their principal occupations for the last five years, certain other directorships held by them and their ages as of March 31, 1998. Each of the Directors and Officers set forth below, other than Dr. Jennings, also hold the same position with HYMEDIX International.

Director or
Executive
Name                        Age   Position(s) with the Company(1)         Officer Since

Vladimir A. Stoy, Ph.D.     56    Vice Chairman (non-executive) and           1994
                                  Director

Charles K. Kliment, Ph.D.   65    President and Chief Executive Officer       1994

William G. Gridley, jr.(3)  69    Chairman, Chief Financial Officer,          1994
                                  Secretary, Treasurer and Director

George P. Stoy              50    Vice President of Engineering and
                                  Director                                    1994

Jan Lovy, Ph.D.             46    Vice President of Polymer Research          1994

Sheng-Hsiung Hsu            55    Director                                    1994

Dr. Hsia-Fu Chao(1)(3)      63    Director                                    1994

Shu-Jean Kuo Chou           60    Director                                    1994

Michael K. Hsu(1)(2)(3)     40    Director                                    1994

John E. Bagalay, Jr.,       64    Director                                    1994
Ph.D., J.D.(1)(2)(3)

Edward H. Jennings,         62    Director                                    1994
Ph.D.(1)(2)


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

      CHARLES K. KLIMENT, PH.D., President and Chief Executive Officer. Dr. Kliment has been Vice President of Research and Development of HYMEDIX since the Acquisition Merger. Dr. Kliment joined HYMEDIX International in 1990 as Vice President of Research and Development. Dr. Kliment worked for ten years at the Academy of Sciences in Prague with Professor Otto Wichterle on the development of soft contact lenses and other biomedical uses of HYDRON hydrogels. From 1969 to 1974, he was the Research and Development Manager of National Patent Development Corporation. From 1974 to 1984 Dr. Kliment was Director of Research of NPD Optical Corporation. In 1984, he moved to Tyndale Plains-Hunter, Ltd. as Vice President and worked there until 1990, primarily with hydrophilic polyurethanes.

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

      JOHN E. BAGALAY, JR., PH.D., J.D., Director. Dr. Bagalay has served as a Director of HYMEDIX since the Acquisition Merger. Dr. Bagalay joined HYMEDIX International as a Director in 1993. Dr. Bagalay is Managing Director of Community Technology Fund, the venture capital affiliate of Boston University. Dr. Bagalay was formerly General Counsel of Lower Colorado River Authority, a regulated electric utility in Austin Texas; General Counsel of Houston First Financial Group; and General Counsel of Texas Commerce Bancshares, Inc. He has over thirty years' experience in the financing of private and publicly held companies. He is a Director and member of the Executive Committee of Seragen, Inc., Wave Systems Corp. and of Cellcor, Inc., each of which a publicly held company. He is a Director of several privately held companies in the medical and high technology business sectors.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal year 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.   EXECUTIVE COMPENSATION.

      Information concerning Executive Compensation for the Company's last fiscal year is incorporated herein by reference to the heading "Executive Compensation" in the Company's Proxy Statement for its 1998 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1998.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the heading "Principal Stockholders" in the Company's Proxy Statement for its 1998 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1998.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1998.

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


10.37*     Joint Venture Agreement, dated May 31, 1994, by and among the
           Registrant, Beijing General Pharmaceutical Corp., First Taiwan
           Investment Banking Group and Technological Innovation Corporation of
           China.
10.38***   Agreement, dated November 29, 1994, by and between HYMEDIX
           International and Bausch & Lomb.
10.39***   Director Stock Option Plan, effective as of May 31, 1994.
10.40****  Development Services and Licensing Agreement, dated December 20,
           1991, between HYMEDIX International and W. L. Gore and Associates,
           Inc.
10.41***** Distribution, Kno-How Transfer, Licensing and Manufacturing and
           Supply Agreement dated August 21, 1995, by and between HYMEDIX
           International, Inc. and Europa Magnetics Corporation.
10.42#     Master Terms and Conditions For Purchase Orders dated September 19,
           1995, by and between Home Shopping Club, Inc. and HYMEDIX
           International, Inc.
10.43##    Convertible Bond Purchase Agreement, effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment
           and Development, Inc., and the Purchasers (as defined therein).
10.44##    Convertible Bond Purchase Agreement, effective March 5, 1996, by and among the Company, HYMEDIX International, and Su Chen Huang.
10.45###   Security Agreement dated as of August 8, 1996, by and among the
           Company and the Bondholder Representative (as defined therein).
10.46#     License Agreement dated November 15, 1995, by and between ProCyte
           Corporation and HYMEDIX International, Inc.
21*        Subsidiaries of the Registrant.
27         Financial Data Schedule.

-----------------------
* Previously filed as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.
** Previously filed (and Confidential Treatment requested pursuant to Rule 406 under the Securities Act) as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.
***     Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-KSB originally filed April 17, 1995.
**** Previously filed (and Confidential Treatment requested pursuant to Rule 24- b2 under the Securities Exchange Act of 1934) as an Exhibit to the Registrant's Amendment No. 1 to Form 10-KSB/A originally filed April 30, 1995.
***** Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1995.
#       Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-KSB originally filed March 30, 1996
##      Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-QSB originally filed May 15, 1996.
###     Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-QSB originally filed November 13, 1996.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HYMEDIX, INC.
                                 (Registrant)

                               By/s/ Charles K. Kliment, Ph.D.
				 ______________________________
                                Charles K. Kliment, Ph.D.
                                President (Principal Executive Officer)
                                Date:March 31, 1998

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                Title                                          Date


By: /s/Charles K. Kliment	    President, (Principal Executive Officer) March 31, 1998
    __________________________
      Charles K. Kliment


By: /s/ William G. Gridley, jr.      Chairman, Chief Financial               March 31, 1998
   ____________________________
      William G. Gridley, jr.        Officer (Secretary, Treasurer,
                                     Principal Financial Officer
                                      and Principal Accounting
                                      Officer); Director


By: /s/Vladimir A. Stoy              Director                                March 31, 1998
   ____________________________
      Vladimir A. Stoy


By: /s/George P. Stoy   	     Director                                March 31, 1998
   ____________________________
       George P. Stoy


By: /s/ John E. Bagalay, Jr.         Director                                March 31, 1998
   ____________________________
      John E. Bagalay, Jr.


By: /s/ Edward H. Jennings           Director                                March 31, 1998
   ____________________________
      Edward H. Jennings


By: /s/ Sheng-Hsiung Hsu	     Director                                March 31, 1998
   ____________________________
      Sheng-Hsiung Hsu


By: /s/ Dr. Hsia-Fu Chao             Director                                March 31, 1998
   ____________________________
	Dr. Hsia-Fu Chao


By: /s/ Shu-Jean Kuo Chou	    Director                                March 31, 1998
   ____________________________
	Shu-Jean Kuo Chou


By: /s/ Michael K. Hsu              Director                                 March 31, 1998
   ____________________________
      Michael K. Hsu

                 HYMEDIX, INC. AND SUBSIDIARY


       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996

     AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


                                 TOGETHER WITH


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



                          HYMEDIX, INC. AND SUBSIDIARY


                                     INDEX





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                        F-2


FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 1997 and 1996			F-3

  Consolidated Statements of Operations for the Years Ended December 31, 1997,
   1996 and 1995                                                                F-4

  Consolidated Statements of Changes in Stockholders' Deficit for the Years
   Ended December 31, 1997, 1996 and 1995                                       F-5

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
   1996 and 1995                                                                F-6

  Notes to Consolidated Financial Statements                                    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To HYMEDIX, Inc.:


We have audited the accompanying consolidated balance sheets of HYMEDIX, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYMEDIX, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss in each of the last three years, has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                         ARTHUR ANDERSEN LLP


Princeton, New Jersey
March 20, 1998


                      HYMEDIX, INC. AND SUBSIDIARY

       CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996

                     ASSETS                                          1997         1996
                     ------                                      -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                 $51,381      $42,562
  Restricted cash (Note 7)                                                 0      225,600
  Accounts receivable                                                226,649       57,316
  Inventories, net (Note 2)                                          235,746      408,296
  Other current assets                                                54,992       38,523
                                                                 -----------  -----------
         Total current assets                                        568,768      772,297

INVESTMENTS (Notes 2 and 9)                                          105,469      168,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $810,279 and $723,391 in
  1997 and 1996, respectively (Notes 2 and 5)                         28,290      115,178

PATENTS, net of accumulated amortization of $347,070 and
  $315,630 in 1997 and 1996, respectively (Note 2)                    93,517      124,957

                                                                 -----------  -----------
         Total assets                                               $796,044   $1,180,432
                                                                 ===========  ===========
      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable (Note 7)                                          $4,067,596   $4,162,843
  Accounts payable and accrued expenses (Note 6)                   3,341,269    2,400,271
  Accrued legal judgment (Note 12)                                   805,964      805,964
  Liabilities  related  to  discontinued  line of                     59,222       59,222
business (Note 4)
                                                                 -----------  -----------

         Total current liabilities                                 8,274,051    7,428,300
                                                                 -----------  -----------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' DEFICIT (Notes 2 and 11):
  8% Senior Convertible Preferred Stock, $3.00 par value, 800,000
   shares authorized, 10,190 shares issued and outstanding in         30,570       30,570
   1997 and 1996, respectively
  Preferred Stock, $.01 par value, 3,000 shares authorized, 150            2            2
   shares issued and outstanding in 1997 and 1996, respectively
  Common stock, $.001 par value, 20,000,000 shares authorized,
   5,713,500 shares issued and outstanding in 1997 and 1996,           5,713        5,713
   respectively
  Additional paid-in capital                                      15,642,174   15,642,174
  Unrealized loss from available for sale investments                (53,531)           0
  Accumulated deficit                                            (21,602,935) (20,426,327)
  Subscription receivable                                         (1,500,000)  (1,500,000)
                                                                 -----------  -----------
         Total stockholders' deficit                              (7,478,007)  (6,247,868)
                                                                 -----------  -----------

         Total liabilities and stockholders' deficit                $796,044   $1,180,432
                                                                 ===========  ===========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.




                          HYMEDIX, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                  1997        1996         1995
                                              -----------  ----------  -----------

REVENUES (Note 2):
  Net product sales                             $919,441     $843,798    $717,947
  License, royalty and distribution fees         588,890      868,000   1,200,000
   (Notes 4 and 9)
  Research and development contracts (Note 9)    275,000      275,000     344,167

                                              -----------  ----------  -----------
         Total revenues                        1,783,331    1,986,798   2,262,114
                                              -----------  ----------  -----------

COSTS AND EXPENSES (Note 2):
  Cost of sales                                  606,004      406,549     341,773
  Selling, general and administrative          1,303,440    2,000,863   1,973,340
  Research and development                       538,540      650,907     547,202
  Legal judgment                                       0      805,964           0
                                              -----------  ----------  -----------
         Total costs and expenses              2,447,984    3,864,283   2,862,315
                                              -----------  ----------  -----------
         Loss from operations                   (664,653)   (1,877,485)  (600,201)
                                              -----------  ----------  -----------

OTHER (EXPENSE) INCOME:
 Realized loss on sale of investments (Note 2)   (34,061)           0           0
  Interest expense                              (341,400)    (321,163)   (204,944)
  Interest income                                    952        5,333       4,178
                                              -----------  ----------  -----------
         Total other expense, net               (374,509)    (315,830)   (200,766)
                                              -----------  ----------  -----------
         Net loss                            ($1,039,162) ($2,193,315)  ($800,967)
                                              ===========  ==========  ===========


BASIC LOSS PER COMMON SHARE (Note 2)               ($.21)       ($.41)      ($.16)
                                              ===========  ==========  ===========
DILUTED LOSS PER COMMON SHARE (Note 2)             ($.21)       ($.41)      ($.16)

                                              ===========  ==========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note 2)                          5,713,500   5,713,500   5,713,500
                                              ===========  ==========  ===========




          The accompanying notes to consolidated financial statements are an integral part of these statements.




                          HYMEDIX, INC. AND SUBSIDIARY


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                            8% Senior
                           Convertible                                                        Unrealized
                         Preferred Stock     Preferred Stock     Common Stock                  Loss From
                      ------------------- ------------------- ------------------  Additional   Available
                        Number            Number of           Number of             Paid-in    For Sale   Accumulated  Subscription
                      of Shares   Amount   Shares     Amount   Shares     Amount    Capital   Investments    Deficit     Receivable
                      --------- --------- --------- --------- --------- --------- ----------- ----------- -----------  ------------

BALANCE,
December 31, 1994       10,190   $30,570       150       $2  5,713,500    $5,713 $15,635,301         $0  ($17,157,153) ($1,500,000)

  Net loss -- 1995           0         0         0        0          0         0           0          0      (800,967)           0
  Preferred stock
   dividends                 0         0         0        0          0         0           0          0      (137,446)           0
                      --------- --------- ---------    -----  --------- --------- -----------   --------  -----------  -----------

BALANCE,
December 31, 1995       10,190    30,570       150        2  5,713,500     5,713  15,635,301          0   (18,095,566) ( 1,500,000)

  Net loss -- 1996           0         0         0        0          0         0           0          0    (2,193,315)           0
  Adjustment of stock        0         0         0        0          0         0       6,873          0             0            0
   offering costs
  Preferred stock
   dividends                 0         0         0        0          0         0           0          0      (137,446)           0
                      --------- --------- ---------    -----  --------- --------- -----------   --------  -----------  -----------

BALANCE,
December 31, 1996       10,190    30,570       150        2  5,713,500     5,713  15,642,174          0   (20,426,327)  (1,500,000)

  Net loss -- 1997           0         0         0        0          0         0           0          0    (1,039,162)           0
  Preferred stock
   dividends                 0         0         0        0          0         0           0          0      (137,446)           0
  Unrealized loss            0         0         0        0          0         0           0    (53,531)            0            0
   from available
   for sale
   investments
                      --------- --------- ---------    -----  --------- --------- -----------   --------   -----------  -----------

BALANCE,
December 31, 1997       10,190   $30,570       150       $2  5,713,500    $5,713 $15,642,174   ($53,531) ($21,602,935) ($1,500,000)
                      ========= ========= =========    ===== ========= ========= ===========   ========   ===========   ===========

 The accompanying notes to consolidated financial statements are an integral part of these statements.



                          HYMEDIX, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997        1996        1995
                                                        ----------  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($1,039,162) ($2,193,315) ($800,967)
  Adjustments to reconcile net loss to
   net cash used in operating activities-
    Depreciation and amortization                          118,328      122,436    126,268
    Realized loss on sale of investments                    34,061            0          0
    Restricted common stock received for manufacturing
     and distribution rights                               (75,000)    (168,000)         0
    Reserve for inventories                                100,000            0          0
    (Increase) decrease in-
      Accounts receivable                                 (169,333)     (26,058)     4,206
      Inventories                                           72,550       69,642    (67,759)
      Other current assets                                 (16,469)      18,704     41,397
    Increase (decrease) in-
      Accounts payable and accrued expenses                803,552      424,763    355,737

      Accrued legal judgment                                     0      805,964          0
      Deferred revenue                                           0     (100,000)    23,334
                                                        ----------   ----------  ----------

         Net cash used in operating activities            (171,473)  (1,045,864)  (317,784)

                                                        ----------   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES --
  Proceeds from the sale of investments                    49,939             0          0
                                                        ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                       0     1,131,000    107,480
  Restricted cash                                         225,600      (225,600)         0
  Principal repayments of notes payable                   (95,247)            0          0
                                                       ----------    ----------  ----------

         Net cash provided by financing activities        130,353       905,400    107,480

                                                       ----------    ----------  ----------

         Net increase (decrease) in cash and cash
          equivalents                                       8,819      (140,464)  (210,304)


CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                        42,562       183,026    393,330
                                                       ----------    ----------  ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $51,381       $42,562   $183,026
                                                       ==========    ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
   Interest paid                                         $145,660            $0         $0
                                                       ==========    ==========  ==========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HYMEDIX, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) NATURE OF OPERATIONS:

    HYMEDIX, Inc. (the Company) is engaged primarily in the development and commercialization of biomedical and skin care products based on proprietary advanced hydrogels. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop and manufacture products and components with many characteristics for a variety of medical products and other markets. For the year ended December 31, 1997, two of the Company's product lines encompass over 76% of net product sales. For the year ended December 31, 1996, four of the Company's product lines encompassed over 57% of net product sales. In addition, one of the Company's customers accounted for 84% of total accounts receivable as of December 31, 1997 and 43% of total revenues for the year then ended. As of December 31, 1996, one of the Company's customers accounted for 100% of total accounts receivable and two of the Company's customers accounted for 57% of total revenues for the year then ended.

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

    The accompanying consolidated 1997, 1996 and 1995 financial statements include the accounts of the Company and HYMEDIX International, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

    Cash and Cash Equivalents-

      Cash and cash equivalents include an investment in a mutual fund which is included in cash and cash equivalents for purposes of reporting cash flows.

    Inventories-

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and overhead costs. As of December 31, inventories are comprised as follows-

                                                 te97       1996
                                               ---------- ----------


       Raw materials                           $108,673   $109,181
       Work in process                           29,610          0
       Finished goods                           197,463    299,115
                                               ---------- ----------

                                                335,746    408,296

       Less- reserve for obsolete inventory    (100,000)         0
                                               ---------- ----------

                                               $235,746   $408,296
                                               ========== ==========

    Investments-

      The Company's investments, which represent restricted common stock that the Company received for manufacturing and distribution rights, are considered available for sale investments. Accordingly, these investments are carried at fair market value in the accompanying consolidated balance sheets, with the difference between cost and market value recorded as a component of stockholders' deficit. Realized gains or losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.

      The total unrealized loss on investments as of December 31, 1997 is $53,531. There were no unrealized gains or losses as of December 31, 1996.

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


      LOSS PER SHARE-

      In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) which requires presentation in the consolidated statements of operations of both basic and diluted loss per share. Basic loss per share is computed by dividing the net loss for the period, after consideration of dividends related to preferred stock where applicable, by the weighted average number of common shares outstanding. Net loss available to common stockholders represents the net loss less preferred stock dividends ($137,446) for the years ended December 31, 1997, 1996 and 1995. Basic loss per common share as calculated in accordance with SFAS 128 does not differ from loss per share reported in prior periods. None of the common shares issuable under either the Company's stock option plan, or the conversion of the preferred stock, bonds or outstanding warrants were included in the computation of loss per common share assuming dilution because their inclusion would have been antidilutive. Thus, there is no difference between the weighted average common shares outstanding to weighted average common shares outstanding assuming dilution.

    Reclassifications-

      Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.

(3) BASIS OF PRESENTATION:

    The Company incurred a net loss and negative operating cash flow in each of the last three years ended December 31, 1997. The Company also has a working capital deficit, a net capital deficit and was not in compliance with certain loan provisions at December 31, 1997.

    The Company is currently in discussions with potential investors to receive additional financing, however, there is no assurance that such financing will be consummated. Management believes that the Company will have adequate resources to finance its operations in 1998. The Company is appealing a judgment in amount of $805,964 which was rendered against it (see Note 12). If the plaintiff moves to collect on the judgment prior to adjudication of the appeal, or if a verdict is rendered against the Company in appellate court, the Company must attempt to finance both its operations and satisfaction of the judgment. Management believes this will be difficult. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations in 1998, there is no assurance that other sources of funds will be available to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(4) RELATED PARTY TRANSACTIONS:

    The Company is the sole general partner in Kingston Diagnostics, L.P.
    (KDLP), an entity which ceased operations in 1991 and no longer conducts any business activities. KDLP had separate activities, personnel and facilities from the Company and its activities were unrelated to those of the Company. All liabilities of KDLP, which amount to $59,222 at December 31, 1997 and 1996, respectively, have been reflected in the accompanying balance sheets.

    During 1995, the Company entered into a licensing and distribution agreement with a company affiliated with a stockholder of the Company. The Company received $700,000 and in return the Company granted the exclusive distribution and manufacturing rights to its skin care and wound care products in Asia (see Note 9).

    The Company entered into a license agreement with S.K.Y. Polymers, Inc.
    (SKY), an entity controlled by one of the Company's directors, to obtain rights with respect to the use of SKY's technology. Under the agreement, SKY has granted the Company an exclusive right to all of its technology in the Company's principal fields of interest, and rights of first refusal in certain other fields, in return for a monthly license maintenance fee of $10,000 and royalties of 4% of the Company's revenues from products using SKY's proprietary technology. The monthly license fee has been regularly paid and no royalties have been paid to date. As of January 1, 1998, this agreement was changed whereby SKY would receive $2,000 per month for license maintenance fees. This agreement will terminate at the later of:
    (i) the expiration of the last to expire of the patents encompassed within the technology or (ii) January 1, 2013.

    A portion of the Company's convertible bonds are held by First Taiwan, the majority stockholder of the Company. These bonds, bear interest at 7% payable upon demand and are secured by substantially all the assets of the Company (see Note 7).

(5) PROPERTY AND EQUIPMENT:

    At December 31, property and equipment is as follows-
                                                       1997       1996
                                                     ---------  ---------

      Machinery and equipment                        $223,756   $223,756
      Office equipment and furniture and fixtures      25,249     25,249
      Leasehold improvements                          589,564    589,564
                                                    ---------   ---------

                                                      838,569    838,569
      Less- Accumulated depreciation                 (810,279)  (723,391)
                                                    ---------  ---------

                                                      $28,290   $115,178
                                                    =========  =========

      Depreciation and amortization of property and equipment was $86,888, $90,996 and $92,443 in 1997, 1996 and 1995, respectively.

(6)  ACCOUNTS PAYABLE AND
     ACCRUED EXPENSES:

      At December 31, accounts payable and accrued expenses consists of-

                                                                     1997        1996
                                                                  ---------   ---------

      Accounts payable                                            $1,293,505   $866,227
      Accrued compensation                                           426,185    385,940
      Accrued interest payable                                       891,873    678,725
      Accrued preferred dividends                                    529,825    392,379
      Refundable option deposit                                       99,000          0
      Other accrued expenses                                         100,881     77,000
                                                                   ---------  ---------

                                                                  $3,341,269 $2,400,271
                                                                   =========  =========

(7)  NOTES PAYABLE:

      Notes payable consists of the following as of December 31-

                                                                     1997        1996
                                                                  ----------  ---------
      Note payable, bearing interest at 7%,
       interest only payable quarterly,
       matures in January 2007, unsecured (a) (see Note 9).       $1,500,000 $1,500,000
      Note payable, bearing interest at 7%, interest
       only payable semiannually, matures in
       October 1999, secured by a patent (a) (see Note 9).         1,000,000  1,000,000
      Convertible bonds, bearing interest at
       7% payable upon on demand, secured bysubstantially all the
       assets of the Company (b).                                  1,035,753  1,131,000
      Note payable, bearing interest at 3%,
       payable on demand, unsecured                                  458,326    458,326
      Note payable, bearing interest at 8%,
       payable on demand, unsecured                                   72,317     72,317
      Demand note payable, bearing interest at 10%,
       interest payable periodically, unsecured.                       1,200      1,200

                                                                  ---------- ----------

                                                                  $4,067,596 $4,162,843
                                                                  ========== ==========

      (a) During 1997, 1996 and 1995, the Company has not made interest payments in accordance with the terms of the note payable agreement. As a result, the Company is in technical default with the agreement and therefore, the related debt has been classified as a current liability in the accompanying consolidated balance sheets.

      (b) During 1996, the Company issued convertible bonds in the principal amount of $1,131,000. The bonds are convertible into 1,131,000 shares of the Company's common stock. Such shares have been reserved by the Company. The bonds may be subject to mandatory prepayment under certain conditions. Certain proceeds from the bond issuance are held by a representative of the bondholders (agent). The Company's ability to borrow such proceeds is subject to approval by the agent. The bonds were originally due June 1, 1997, however, the due date was extended until December 31, 1997. The Company is currently negotiating to extend the due date of these bonds.

(8) INCOME TAXES:

      The Company provides for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

      In accordance with SFAS 109, the Company has evaluated its ability to realize the future tax benefits associated with its net operating loss carryforwards. At December 31, 1997, the Company had net operating loss carryforwards of approximately $17,200,000 for Federal income tax purposes which expire through 2012. Based on its operating history, the Company has provided a valuation allowance of approximately $5,900,000 as a full valuation allowance against the deferred tax asset as of December 31, 1997 because it could not determine that it was more likely than not that such benefits would be realized.

      As a result of a previous recapitalization, a change in ownership, as defined for tax purposes, has occurred which will restrict the use of net operating loss carryforwards. The maximum amount of net operating losses incurred prior to the change in ownership (approximately $5,000,000) which can be utilized in any given year is approximately $1,300,000.

(9) SIGNIFICANT AGREEMENTS:

      The Company granted a license agreement covering the exclusive rights to all surgically applied eye care products developed by the Company to Optical Radiation Corporation (ORC). ORC subsequently assigned these rights to another company which is active in the intraocular lenses business. In 1987 the Company received $1,500,000 in licensing fees and a loan of $1,500,000, (see Note 7) as up-front payments stipulated by the agreement. In connection with the license agreement, the Company may receive royalties based on a percentage of sales of those products associated with the agreement. The Company earned approximately $200,000 of royalties under this agreement for the year ended December 31, 1997. No royalties have been earned prior to 1997.

      The Company granted an exclusive license for its soft contact lens products in October 1989 to Pilkington Visioncare, Inc. (PVI). In consideration thereof, the Company obtained a $1,000,000, 7% ten-year interest only loan from PVI (see Note 7). No soft contact lens products have been completed, and no royalties have been received or earned under this license agreement.

      In 1991, the Company entered into a Development Services and Licensing Agreement with a medical products company. Under this agreement and subsequent extensions, the medical products company has paid the Company $100,000, $100,000 and $100,000 in fees for the years 1997, 1996 and
      1995, respectively. These amounts have been reflected in research and development contract revenues in the accompanying consolidated statements of operations.

      During August 1995, the Company entered into a distribution and licensing agreement with Europa Magnetics Corporation Limited (EMC), a company affiliated with a stockholder of the Company. The agreement gives EMC the exclusive right to market and distribute the Company's skin care and wound care products in Asia. During 1995, the Company received $700,000 for the granting of these exclusive rights which has been reflected in license, royalty and distribution fees in the accompanying consolidated statements of operations. Under this agreement, if EMC manufactures products in Asia, it would pay the Company up to a 7% royalty on all partially or fully manufactured skin care and wound care products produced in Asia. No royalties have been received or earned through December 31, 1997.

      During November 1995, the Company entered into an agreement with a company granting it exclusive rights to manufacture and distribute the Company's wound care products worldwide except for Asia. In addition, the Company granted exclusive worldwide rights to the drug delivery application of the polymer technology for wound healing. The agreement calls for certain upfront, research and development and milestone payments in both cash and restricted common stock, subject to certain restrictions, and for royalties. The Company received cash and restricted common stock of the company under this agreement which has been reflected in licenses, royalty and distribution fees in the accompanying consolidated statements of operations. This agreement was terminated during 1997.

(10) COMMITMENTS AND CONTINGENCIES:

      The Company leases certain office and manufacturing facilities under arrangements accounted for as operating leases. Rent expense aggregated $519,000, $538,000 and $538,000 for the years ended December 31, 1997,
      1996 and 1995, respectively. These leases require the Company to pay all executory costs such as property taxes, maintenance and insurance. The aggregate minimum lease payments of all noncancellable leases as of December 31, 1997 are as follows-

       For the Years Ending December 31-

        1998                                               $11,004
        1999                                                10,795
        2000                                                 8,496
        2001                                                 8,496
        2002                                                 7,080

      The office and manufacturing facilities lease expired during 1997. The Company is currently in the process of negotiating a new lease.

(11) STOCKHOLDERS' DEFICIT:

      During 1994, the Company issued $1,500,000 of 9% preferred stock to Research Corporation Technologies, Inc. ("RCT"), which has a 20% interest in the Company's royalties under certain exclusive lens products licenses, in exchange for the right to receive the first $1,500,000 of royalties due to RCT. The $1,500,000 due from RCT is reflected as a subscription receivable at December 31, 1997 and 1996. The preferred stock is redeemable by the Company (but not by RCT) in six years, and is convertible after June 30, 1995 into the Company's common stock at $5.75 a share, with the Company having the right to redeem the preferred stock if RCT elects to convert.

      The Company maintains an Employee Stock Option Plan and is authorized to grant options at fair value to purchase up to 500,000 shares of the Company's stock. The options are exercisable in varying percentages.

      Transactions under the Option Plan are as follows-

                                                                   Shares      Weighted
                                                                    Under       Average
                                                                   Option    Exercise Price
                                                                  ---------  --------------

       Outstanding December 31, 1994                               346,278      $3.83
        Expired                                                    (20,730)     $3.89
                                                                  ---------

       Outstanding December 31, 1995 (exercisable 321,798 shares)  325,548      $3.82
        Granted                                                     99,000      $0.77
        Expired                                                     (5,629)     $3.20
                                                                  ---------

       Outstanding December 31, 1996 (exercisable 323,419 shares)  418,919      $3.11
        Expired                                                    (52,748)     $2.85
                                                                  ---------

       Outstanding December 31, 1997 (exercisable 300,421 shares)  366,171      $3.15
                                                                  =========

      The following table summarizes information about stock options outstanding at December 31, 1997-


                           Number       Weighted       Weighted         Number      Weighted
         Range of       Outstanding      Average        Average      Exercisable     Average
      Exercise Prices   at 12/31/97  Remaining Life  Exercise Price  at 12/31/97  Exercise Price

      $0.75 to $1.99      92,000           9             $0.77         27,500         $0.80
        $2 to $3.99      216,171           3             $3.37        216,171         $3.37
        $4 to $5.99       53,000           2             $5.69         52,250         $5.71
         $6 to $12         5,000           4            $10.40          4,500        $10.67

      In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield 0%, risk-free interest rate of 5.42% and expected option life of six years. Expected volatility was assumed to be 77.71% in 1996. The weighted average fair value of options granted in 1996 was $.36. There were no grants made during 1997 and 1995.

      As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows-

                                                            1997          1996         1995
                                                          ----------    ----------   ----------

       Net loss as reported                              ($1,039,162)  ($2,193,315)  ($800,967)
       Estimated fair value of the year's option grants,           0        35,640           0
        net of tax                                       ------------  ------------  ----------

       Net loss adjusted                                 ($1,039,162)  ($2,228,955)  ($800,967)
                                                         ============  ============  ==========

       Adjusted net loss per share                             ($.21)        ($.41)      ($.16)
                                                         ============  ============  ==========

      This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

      The Company has outstanding warrants entitling the holders thereof to purchase 183,421 common shares. The warrants are exercisable at varying prices ranging from $3.00 to $9.59 per share, subject to certain adjustments, as defined, and expire through January 19, 2000.

(12) LITIGATION:

      The Company's former president filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former president, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is therefore void. The Company has filed an answer denying most of the former president's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgment was rendered against the Company in the amount of $805,964 plus interest in connection with this case. Although the Company is appealing this judgment, the Company has accrued the judgment plus interest in the accompanying consolidated financial statements as of December 31, 1997 and 1996.

      In addition, an individual filed a complaint against the Company alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleges that the Company owes him approximately $5,000,000 and warrants to purchase the Company's common stock. The Company has filed a response denying these claims. The outcome of this matter is uncertain at this time. Accordingly, no provision for any liability that may result upon adjudication of this lawsuit has been made in the accompanying consolidated financial statements.

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


10.37*     Joint Venture Agreement, dated May 31, 1994, by and among the
           Registrant, Beijing General Pharmaceutical Corp., First Taiwan
           Investment Banking Group and Technological Innovation Corporation of
           China.
10.38***   Agreement, dated November 29, 1994, by and between HYMEDIX
           International and Bausch & Lomb.
10.39***   Director Stock Option Plan, effective as of May 31, 1994.
10.40****  Development Services and Licensing Agreement, dated December 20,
           1991, between HYMEDIX International and W. L. Gore and Associates,
           Inc.
10.41***** Distribution, Kno-How Transfer, Licensing and Manufacturing and
           Supply Agreement dated August 21, 1995, by and between HYMEDIX
           International, Inc. and Europa Magnetics Corporation.
10.42#     Master Terms and Conditions For Purchase Orders dated September 19,
           1995, by and between Home Shopping Club, Inc. and HYMEDIX
           International, Inc.
10.43##    Convertible Bond Purchase Agreement, effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment
           and Development, Inc., and the Purchasers (as defined therein).
10.44##    Convertible Bond Purchase Agreement, effective March 5, 1996, by and among the Company, HYMEDIX International, and Su Chen Huang.
10.45###   Security Agreement dated as of August 8, 1996, by and among the
           Company and the Bondholder Representative (as defined therein).
10.46#     License Agreement dated November 15, 1995, by and between ProCyte
           Corporation and HYMEDIX International, Inc.
21*        Subsidiaries of the Registrant.
27         Financial Data Schedule.

-----------------------
* Previously filed as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.
** Previously filed (and Confidential Treatment requested pursuant to Rule 406 under the Securities Act) as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.
***     Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-KSB originally filed April 17, 1995.
**** Previously filed (and Confidential Treatment requested pursuant to Rule 24- b2 under the Securities Exchange Act of 1934) as an Exhibit to the Registrant's Amendment No. 1 to Form 10-KSB/A originally filed April 30, 1995.
***** Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1995.
#       Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-KSB originally filed March 30, 1996
##      Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-QSB originally filed May 15, 1996.
###     Previously  filed as an  Exhibit  to the  Registrant's
        Form 10-QSB originally filed November 13, 1996.