Form 10KSB/A
period 1997-12-31
HYMEDIX INC
filed 1998-04-30
CIK 880634

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

               2245 Route 130, Suite 104, Dayton, New Jersey 08810 (Address of principal executive offices, including zip code)

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

The aggregate market value of the voting stock held by non-affiliates, based upon the average of the bid and asked price of the Common Stock on March 26, 1998 as reported by The OTC Bulletin Board, was approximately 64,280 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates for this purpose but not necessarily for other purposes.

The number of shares of Common Stock outstanding as of March 26, 1998 was 5,713,500.

Transitional Small Business Disclosure Format (Check one):

                                                Yes       No   X
                                                    ---       ---

                       Documents Incorporated by Reference

                                      None

                                  HYMEDIX, INC.

                                      INDEX

                                                                      Page No.
PART III

     Item 10.     Executive Compensation                                  4
     Item 11.     Security Ownership of Certain Beneficial Owners         6
                  and Management
     Item 12.     Certain Relationships and Related Transactions          9
     Item 13.     Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                               15

                                    PART III



Item 10.      Executive Compensation.

The table below sets forth certain compensation information for the fiscal year ended December 31, 1997, 1996 and 1995 with respect to HYMEDIX, Inc.'s ("HYMEDIX's" or the "Company's") Chief Executive Officer.

                                  HYMEDIX, INC.
                           Summary Compensation Table


                                                                             Long-Term
                                                                            Compensation
                                                                            ------------
                                    Annual Compensation                        Awards
                                                                            ------------
                          ---------------------------------------            Securities
   Name and                                          Other Annual            Underlying
   Principal                                         Compensation              Options
   Position               Year          Salary($)        ($)(2)                (#)(1)
   ---------              ----          ---------    ------------            ----------
                          1997            121,377          0                      0
Joseph Y. Peng,           1996            113,615          0                   15,000
President and Chief
Executive Officer (3)(4)  1995             99,808          0                      0

(1) The option grants set forth hereof were granted by HYMEDIX to the named individuals issuable for shares of HYMEDIX Common Stock.

(2)  Represents car allowance for such executive officer.

(3)  During 1995, Mr. Peng was Chief Financial Officer of HYMEDIX.

(4)  Fiscal year 1997 compensation includes $41,538 accrued in fiscal year
     1996 and paid in fiscal year 1997.
     Fiscal year 1996 compensation includes $24,231 accrued in fiscal year 1995 and paid in fiscal year 1996.
     Fiscal year 1995 compensation includes $27,692 accrued in fiscal year 1994 and paid in fiscal year 1995.

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

         As of March 31, 1998, options for the purchase of a total of 366,171 shares of Common Stock were outstanding under the Stock Option Plan (of which 421 were exercisable as of March 31, 1998) and options to purchase an additional 133,829 shares remained available for grant under the Stock Option Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 31, 1998 regarding the beneficial ownership of the Company's Common Stock by: (a) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (b) all Directors; (c) each of the executive officers of the Company named in the Summary Compensation Table; and (d) all executive officers and Directors of the Company as a group:


       Name and Address                             Shares Beneficially
      of Beneficial Owner                               Owned(1)
      -------------------                       ---------------------------
                                                Number           Percentage
                                                ------           ----------
Kingston Technologies                           1,384,551             24.23%
 Limited Partnership (2)(3)

First Taiwan Investment                         2,658,423             46.53%
 Holding Inc. (4)(5)(6)

First Taiwan Venture                            2,658,423             46.53%
 Capital Inc. (4)(5)(7)

First Taiwan Investment and                     2,658,423             46.53%
 Development, Inc. (4)(5)(8)

Vladimir A. Stoy, Ph.D. (2)(3)                  1,390,180             23.94%

William G. Gridley, jr. (2)(3)                  1,452,065             25.01%

George P. Stoy (2)(3)                           1,404,437             24.19%

Sheng-Hsiung Hsu (4)(5)(9)                      2,658,423             46.53%

Dr. Hsia-Fu Chao (4)(5)(10)                     2,658,423             46.53%

Shu-Jean Kuo Chou (4)(5)(11)                    2,658,423             46.53%

Michael K. Hsu (4)(5)(12)                       2,658,423             46.53%

John E. Bagalay Jr. (13)                           75,810              1.33%
 Boston University
 108 Bay State Road
 Boston, MA

Edward H. Jennings, Ph.D.                            ---                 *
 The Ohio State University
 154 W. 12th Street
 Columbus, OH

Joseph Y. Peng (14)                                37,514                *
 5 West Saddle River Road
 Waldwick, NJ

      All officers and Directors                4,211,813             72.54%
      as a group (12 persons)

*     Less than one percent (1%).

(1) Shares of Common Stock subject to options or warrants exercisable as of March 31, 1998 (or exercisable within 60 days after such date), are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

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

(3) The business address of each of these persons is c/o HYMEDIX, Inc., 2245 Route 130, Dayton, New Jersey 08810.

(4) The business address of each of these persons is 13th Floor, 563 Chung Hsiao East Road, Section 4, Taipei, Taiwan 10516.

(5)   Consists of the following:


     *   shares owned of record by First Taiwan Investment Holding Inc. ("FTIHI")                 607,245
     *   shares owned of record by First Taiwan Venture Capital Inc. ("FTVC")                   2,150,158
     *   shares owned of record by First Taiwan Investment and                                  2,559,343
         Development, Inc. ("FTIDI")
                                                                                                ---------
     Total                                                                                      5,316,746


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

(6)   FTIHI disclaims beneficial ownership as to 607,345 of such shares.

(7)   FTVC disclaims beneficial ownership as to 2,150,158 of such shares.

(8)   FTIDI disclaims beneficial ownership as to 2,559,343 of such shares.

(9) Mr. Hsu is Chairman of FTVC. Mr. Hsu disclaims beneficial ownership of all such shares, except to the extent of his investment interest therein.

(10) Dr. Chao is Chairman of FTIHI. Dr. Chao disclaims beneficial ownership of all such shares, except to the extent of his investment interest therein.

(11) Ms. Chou is a Director of FTIHI. Ms. Chou disclaims beneficial ownership of all such shares, except to the extent of her investment interest therein.

(12) Mr. Hsu is a Director of FTVC and until June 1995, was Executive Vice-President of each of FTIHI, FTVC and FTIDI. Mr. Hsu disclaims beneficial ownership of all such shares, except to the extent of his investment interest therein.

(13) Mr. Bagalay is Managing Director of the Community Development Fund of Boston University. Mr. Bagalay disclaims beneficial ownership of all such shares. On September 19, 1997, Mr. John E. Bagalay Jr. replaced Mr. Golden as a director of the Company.

(14) Includes 37,514 shares of Common Stock that Mr. Peng has the right to acquire upon the exercise of stock options.

Item 12. Certain Relationships and Related Transactions.

              In April 1996, the Company issued convertible bonds in the aggregate principal amount of approximately $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured (after being extended) on December 31, 1997. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof.

Item 13.          Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.

Exhibit No.                Description
----------                 -----------

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

10.27* Amended and Restated Registration Rights Agreement, dated February 23, 1994, by and among RCT, First Taiwan Investment Holding Inc. and First Taiwan Venture Capital Inc.

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

10.38*** Agreement, dated November 29, 1994, by and between HYMEDIX International and Bausch & Lomb.

10.39***  Director Stock Option Plan, effective as of May 31, 1994.

10.40**** Development Services and Licensing Agreement, dated December 20, 1991, between HYMEDIX International and W. L. Gore and Associates, Inc.

10.41**** Distribution, Kno-How Transfer, Licensing and Manufacturing and
          Supply Agreement dated August 21, 1995, by and between HYMEDIX International, Inc. and Europa Magnetics Corporation.

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

10.46 Restated Agreement between HYMEDIX International, Inc. and ProCyte Corporation dated as of November 20, 1997.

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

**** Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1995.

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

                             HYMEDIX, INC.
                             (Registrant)


Date: April 30, 1997         By:  /s/ Charles K. Kiment, Ph.D.
                                  -----------------------------
                                      Charles K. Kiment, Ph.D.
                                      President (Principal Executive Officer)



Date: April 30, 1997         By:  /s/ William G. Gridley, Jr.
                                  ---------------------------
                                      William G. Gridley, Jr.
                                      Chairman, Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)