Form 10-Q
period 1998-03-31
HYMEDIX INC
filed 1998-05-15
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended          March 31, 1998         .
                                   --------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

                                  Yes  X  No
                                      ---    ---

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Class                                   Outstanding as of April 30, 1998
      -----                                   --------------------------------

     Common Stock                                       5,713,500

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                  HYMEDIX, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of March 31, 1998
                   and December 31, 1997.                                   3

                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 1998 and March 31, 1997.    4

                   Consolidated Statements of Stockholders' Equity for the
                   Three Months Ended March 31, 1998.                       5

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1998 and March 31, 1997.    6

                   Notes to Interim Consolidated Financial Statements       7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

PART II - OTHER INFORMATION

          Item 3.  Defaults Upon Senior Securities                         12

          Item 6.  Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS

                                                                              March 31,        December 31,
                                                                                1998               1997
                                                                            ------------       ------------
                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $     84,820       $     51,381
     Accounts receivable                                                         203,791            226,649
     Inventories, net                                                            155,247            235,746
     Other current assets                                                         56,433             54,992
                                                                            ------------       ------------
         Total current assets                                                    500,291            568,768
INVESTMENTS                                                                      168,750            105,469

PROPERTY AND EQUIPMENT, NET                                                       21,883             28,290
PATENTS, NET                                                                      85,657             93,517
                                                                            ------------       ------------
         Total assets                                                       $    776,581       $    796,044
                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                          $  4,046,979       $  4,067,596
     Accounts payable and accrued expenses                                     3,244,818          3,341,269
     Accrued legal judgment                                                      367,500            805,964
     Deferred revenue                                                             93,750                  0
     Liabilities related to discontinued line of business                         59,222             59,222
                                                                            -------------       ------------
         Total current liabilities                                             7,812,269          8,274,051
                                                                            -------------       ------------
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value, 800,000 shares
         authorized, 10,190 shares issued and outstanding                         30,570             30,570
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                             2                  2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 5,713,500 shares issued and outstanding                       5,713              5,713
     Additional paid-in capital                                               15,642,174         15,642,174
     Unrealized gain (loss) from available for sale investments                    9,750            (53,531)
     Accumulated deficit                                                     (21,223,897)       (21,602,935)
     Subscription receivable                                                  (1,500,000)        (1,500,000)
                                                                            --------------     --------------
         Total stockholders' deficit                                          (7,035,688)        (7,478,007)
                                                                            --------------     --------------
         Total liabilities and stockholders' deficit                        $    776,581       $    796,044
                                                                            =============      =============

The accompanying notes are an integral part of these consolidated balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                               1998            1997
                                                                            ----------      ----------
REVENUES:

     Net product sales                                                      $  369,048      $   99,033
     License, royalty and distribution fees                                     54,050         162,500
     Research and development contracts                                         93,750          31,250
                                                                            ----------      ----------
         Total revenues                                                        516,848         292,783
                                                                            ----------      ----------

COSTS AND EXPENSES:

     Cost of sales                                                             174,114          40,959
     Selling, general and administrative                                       261,265         413,404
     Research and development                                                  121,330         161,113
     Reversal of legal judgment                                               (438,464)              0
                                                                            ----------      ----------
         Total costs and expenses                                              118,245         615,476
                                                                            ----------      ----------
         Income (loss) from operations                                         398,603        (322,693)
                                                                            ----------      ----------

INTEREST (EXPENSE) INCOME
     Interest expense                                                          (19,575)        (69,290)
     Interest income                                                                10             595
                                                                            ----------      ----------
              Total interest expense, net                                      (19,565)        (68,695)
                                                                            ----------      ----------

         Net income (loss)                                                  $  379,038      $ (391,388)
                                                                            ----------      ----------

BASIC INCOME (LOSS) PER COMMON SHARE                                        $     0.06      $    (0.07)
                                                                            ==========      ==========

DILUTED INCOME (LOSS) PER COMMON SHARE                                      $     0.05      $    (0.07)
                                                                            ==========      ==========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                        5,713,500       5,713,500
                                                                            ==========      ==========

DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                        6,731,384       5,713,500
                                                                            ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                    For The Three Months Ended March 31, 1998
                                   (Unaudited)



                                                 8% Senior
                                                 Convertible                             Additional
                                 Comprehen-       Preferred     Preferred      Common     Paid-in
                                 sive Income       Stock         Stock         Stock      Capital
                                 -----------     -----------    ---------      ------    ----------
BALANCE AT DECEMBER 31, 1997                       $30,750         $2          $5,713    $15,642,174
Comprehensive income
    First Quarter 1998:
         Net income                 $379,038
         Unrealized gain on
           available for sale
           investments                63,281
                                    --------
Comprehensive income                $442,319
                                    ========
                                                   -------          --         ------    -----------
BALANCE AT MARCH 31, 1998                          $30,750          $2         $5,713    $15,642,172
                                                   =======          ==         ======    ===========


                                                                 Unrealized
                                                                 Gain/(Loss)
                                                                     From            Total
                                                                  Available          Stock-
                                Accumulated      Subscription      For Sale          holders'
                                  Deficit         Receivable      Investments        Deficit
                                -----------      ------------    ------------        -------
BALANCE AT DECEMBER 31, 1997   $(21,602,935)      $(1,500,000)     $(53,531)      $(7,478,007)
Comprehensive income
    First Quarter 1998:
         Net income                 379,038                                           379,038
         Unrealized gain on
           available for sale
           investments                                               63,281            63,281

Comprehensive income

                                -----------        ----------      --------        ----------
BALANCE AT MARCH 31, 1998      ($21,223,897)      ($1,500,000)     $  9,750       ($7,035,688)
                                ===========        ==========      ========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                      ------------------------
                                                                                         1998           1997
                                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income (loss)                                                      $ 379,038      $(391,388)
                                                                                      ---------      ---------

               Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
                        Depreciation and amortization                                    14,267         29,583
                        (Increase) decrease in:
                             Accounts receivable                                         22,858         12,006
                             Inventories                                                 80,499         23,011
                             Other current assets                                        (1,441)        (4,285)

                        Increase (decrease) in:
                             Accounts payable and accrued expenses                      (96,451)        79,374
                             Accrued legal judgment                                    (438,464)             0
                             Deferred revenue                                            93,750         93,750
                                                                                      ---------      ---------
                                 Total adjustments                                     (324,982)       233,439
                                                                                      ---------      ---------
                                 Net cash provided by (used in)
                                   operating activities                                  54,056       (157,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from issuance of notes payable                                        0            570
               Restricted cash                                                                0        225,600
               Principal repayments of notes payable                                    (20,617)             0
                                                                                      ---------      ---------
                    Net cash (used in) provided by financing activities                 (20,617)       226,170
                                                                                      ---------      -----------
                    Net increase in cash                                                 33,439         68,221

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           51,381         42,562
                                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  84,820      $ 110,783
                                                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

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


2.   INTERIM FINANCIAL STATEMENTS

          In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.


3.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. Comprehensive income includes net income and unrealized gain on available for sale investments for the three months ended March 31, 1998.

4. EARNINGS PER SHARE

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ---------      ----------
                                                                                   1998           1997
                                                                                ---------      ----------
Numerator:
   Net income (loss) less preferred dividends
     of $34,361 for the period                                                  $ 344,677      $ (425,749)

Denominator:
   Weighted average common shares outstanding                                    5,713,500      5,713,500
                                                                                ----------     ----------
BASIC INCOME (LOSS) PER COMMON SHARE                                                 $0.06         ($0.07)
                                                                                     =====          =====
Numerator:
   Net income (loss) less preferred dividends
     of $34,361 for the period                                                     344,677       (425,749)
   Interest on Convertible Bonds for the period                                     17,509             (A)
                                                                                ----------     ----------
              Subtotal                                                             362,246       (425,749)
                                                                                ----------     ----------

Denominator:
   Weighted average common shares outstanding                                    5,713,500      5,713,500
   Common shares that would be issued in exchange
     for the Convertible Bonds assuming conversion
     at the beginning of the period                                              1,017,884             (A)
                                                                                ----------     ----------
              Subtotal                                                           6,731,384      5,713,500
                                                                                ----------     ----------
DILUTED INCOME (LOSS) PER COMMON SHARE                                               $0.05         ($0.07)
                                                                                     =====          =====

(A) Effect would be anti-dilutive, therefore conversion is not assumed.

     None of the common shares issuable under the Company's stock option plan, upon conversion of the preferred stock or through the outstanding warrants were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three months ended March 31, 1998 and 1997, respectively.

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

Results of Operations

         Revenues

         The Company's total revenues for the three months ended March 31, 1998 were $516,848 versus $292,783 for the same period in 1997, an increase of 76.5%. For the three months ended March 31, 1998, the increased revenues over the same period in 1997 came mainly from (1) increased sales of $276,886 in net sales of hydrogels; (2) an increase of $62,500 in research and development contract revenues; offset by (3) a decrease of $108,450 in license, royalty and distribution fees; and (4) reduced net sales of $6,871 in domestic and international sales of skin care products. The decrease in license, royalty and distribution fees is primarily attributable to a $150,000 milestone payment that was received in January, 1997 under a licensing agreement which was later terminated at the end of 1997.

         Costs and Expenses

         Cost of sales for the three months ended March 31, 1998 was $174,114 versus $40,959 for the same period in 1997, an increase of $133,155 or 325.1%. The increase for the three months ended March 31, 1998 was attributable to the 272.7% increase in net product sales. Selling, general and administrative expenses decreased 36.8% to $261,265 for the three ended months March 31, 1998 from $413,404 for the same period of 1997. The decrease was principally due to lower employee related and premises expenses. The research and development costs for the three months ended March 31, 1998 were $121,330, as compared to $161,113 for the same period in 1997, a decrease of 24.7%, resulting mainly from lower outside consulting costs and decreased license maintenance fees.

         Legal Judgment

         During the first quarter of 1998, a legal judgment that was previously accrued for was partially reversed on appeal. Based upon the appeal, the Company reversed $438,464 of the accrued legal judgment along with the related accrued interest charges.

         Interest Expense, Net

         Total interest expense, net, decreased to $19,565 for the three months ended March 31, 1998 from $68,695 for the same period in 1997, mainly attributable to the reversal of approximately $48,000 of interest accrued related to the legal judgment.

         As a result of the reversal of the legal judgment and decreased costs and expenses described above for the three months ended March 31, 1998 as compared to the same period of the prior year and the increased revenues described above for the same period of 1998 versus the prior year, the Company recorded net income of $379,038 for the three months ended March 31, 1998 as compared to the net loss of $391,388 for the same period in 1997.


Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $84,820 in cash and cash equivalents on hand on March 31, 1998 versus $51,381 on December 31, 1997. The working capital deficit of $(7,311,978) on March 31, 1998 represents a decrease of $393,305 from the previous year-end deficit level of $(7,705,283). The decrease in working capital deficit was primarily attributable to the net income recorded in the three-month period ended March 31, 1998.

         The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $1,000,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments not having been made.

         During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is negotiating to extend the due date of the bond. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of approximately $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is negotiating to extend the due date of the bonds. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof.

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of March 31, 1998, the Company had made various withdrawals from and repayments to the Special Account.

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

         The Company is currently in discussions with potential investors to receive additional financing, however, there is no assurance that such financing will be consummated. Management believes that the Company will have adequate resources to finance its operations in 1998. On April 29, 1998 the appellate court reversed $438,464 of the legal judgment against the Company and affirmed the remaining $367,500 against the Company. If the Plaintiff moves to collect on the judgment prior to adjudication of the appeal, or if a verdict is rendered against the Company in appellate court, the Company must attempt to finance both its operations and satisfaction of the judgment. Management believes this will be difficult. In addition, the Company's secured convertible bonds are both past due, and while the Company is managing to make some payments on past due interest and principal, there is no assurance that sufficient funds will be available to the Company to service these debts and to continue its operations. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations in 1998, there is no assurance that other sources of funds will be available to the Company.

Year 2000 Compliance

         As of March 31, 1998, the Company has not assessed whether or not the systems that are currently in place are Year 2000 compliant. However, management believes that the cost and time to install a new system would not be substantial.

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


PART II - OTHER INFORMATION


Item 3.       Defaults Upon Senior Securities.

              The information regarding the default of certain senior securities of the Company is stated in Item 2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations -- Liquidity and Capital Resources and is incorporated herein by reference.


Item 6.       Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                  None.


             (b)  Reports on Form 8-K.

                  None.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HYMEDIX, INC.
                                (Registrant)



Date: May 15, 1998              By: /s/ Joseph Y. Peng
                                    -----------------------------------------
                                    Joseph Y. Peng
                                    President (Principal Executive Officer),
                                    Treasurer




Date: May 15, 1998              By: /s/ William G. Gridley, jr.
                                    -----------------------------------------
                                    William G. Gridley, jr.
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)
                                    Secretary, Director