Form 10QSB
period 1998-06-30
HYMEDIX INC
filed 1998-08-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998         .
                               --------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.


                     Commission file number    0-19827
                                            -------------


                                  HYMEDIX, INC.

             (Exact name of registrant, as specified in its charter)

                Delaware                                   22-3279252
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                    2245 Route 130, Dayton, New Jersey 08810
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (732) 274-2288
                                                          ----------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding as of July 31, 1998
         -----                                  -------------------------------

         Common                                           5,713,500

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX


                                                                             Page No.
                                                                             --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
               and December 31, 1997.                                           3

               Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 1998 and June 30, 1997 (Unaudited).        4

               Consolidated Statements of Stockholders' Deficit for the
               Six Months Ended June 30, 1998                                   5

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and June 30, 1997 (Unaudited).               6

               Notes to Interim Consolidated Financial Statements               7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              9

PART II - OTHER INFORMATION

      Item 3.  Defaults Upon Senior Securities                                 13

      Item 6.  Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                     14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          HYMEDIX, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                     ASSETS
                                     ------


                                                     June 30,     December 31,
                                                       1998            1997
                                                       ----            ----
                                                    (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                       $    77,852    $    51,381
   Accounts receivable                                  98,178        226,649
   Inventories, net                                    196,987        235,746
   Other current assets                                 40,214         54,992
                                                   -----------    -----------
      Total current assets                             413,231        568,768

INVESTMENTS                                             81,200        105,469
PROPERTY AND EQUIPMENT, NET                             16,785         28,290
PATENTS, NET                                            77,797         93,517
                                                   -----------    -----------
      Total assets                                 $   589,013    $   796,044
                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:

   Notes payable                                   $ 4,046,979    $ 4,067,596
   Accounts payable and accrued expenses             3,268,709      3,341,269
   Accrued legal judgment                              367,500        805,964
   Deferred revenue                                     62,500              0
   Liabilities related to discontinued
     line of business                                   59,222         59,222
                                                   -----------    -----------
      Total current liabilities                      7,804,910      8,274,051
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:

   8% Senior Convertible Preferred Stock,
      $3.00 par value, 800,000 shares
      authorized, 10,190 shares issued and
      outstanding                                       30,570         30,570
   Preferred Stock, $.01 par value, 3,000 shares
      authorized, 150 shares issued and outstanding          2              2
   Common Stock, $.001 par value, 20,000,000 shares
      authorized, 5,713,500 shares issued and
      outstanding                                        5,713          5,713
   Additional paid-in capital                       15,642,174     15,642,174
   Unrealized gain (loss) from available for
      sale investments                                   6,200        (53,531)
   Accumulated deficit                             (21,400,556)   (21,602,935)
   Subscription receivable                          (1,500,000)    (1,500,000)
                                                   -----------    -----------
      Total stockholders' deficit                   (7,215,897)    (7,478,007)
                                                   -----------    -----------
      Total liabilities and stockholders' deficit  $   589,013    $   796,044
                                                   ===========    ===========


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                             --------------------   ---------------------
                                                1998      1997         1998        1997
                                             ---------  ---------   ---------   ---------
REVENUES:

   Net product sales                         $ 243,175  $ 220,266   $ 612,223   $ 319,299
   License, royalty & distribution fees         58,095     12,500     112,145     175,000
   Research and development contracts           58,750    131,250     152,500     162,500
                                             ---------  ----------  ---------   ---------
      Total revenues                           360,020    364,016     876,868     656,799
                                             ---------  ---------   ---------   ---------

COSTS AND EXPENSES:

   Cost of sales                                49,399    142,959     223,513     183,918
   Selling, general and administrative         276,550    300,156     537,815     713,560
   Research and development                    113,212    115,159     234,542     276,272
   Reversal of legal judgement                       0          0    (438,464)          0
                                             ---------  ----------- ---------   ---------
      Total costs and expenses                 439,161    558,274     557,406   1,173,750
                                             ---------  ----------- ---------   ---------
      Income (loss) from operations            (79,141)  (194,258)    319,462    (516,951)
                                             ---------  ----------- ---------   ---------

OTHER (EXPENSE) INCOME:

   Realized loss on sale of investments        (23,369)               (23,369)
   Interest expense                            (74,242)   (97,592)    (93,817)   (166,882)
   Interest income                                  93          4         103         599
                                             ---------  ---------   ---------   ---------
      Total other expense, net                 (97,518)   (97,588)   (117,083)   (166,283)
                                             ---------  ---------   ---------   ---------
      Net income (loss)                      $(176,659) $(291,846)  $ 202,379   $(683,234)
                                             =========  =========   =========   =========

BASIC INCOME (LOSS) PER
 COMMON SHARE:                               $   (0.04) $   (0.06)  $    0.02   $   (0.13)
                                             =========  =========   =========   =========

DILUTED INCOME (LOSS) PER
 COMMON SHARE:                               $   (0.04) $   (0.06)  $    0.02   $   (0.13)
                                             =========  =========   =========   =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                        5,713,500  5,713,500   5,713,500   5,713,500
                                             =========  =========   =========   =========

DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                 5,713,500  5,713,500   5,713,500   5,713,500
                                             =========  =========   =========   =========


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Deficit
                     For The Six Months Ended June 30, 1998
                                   (Unaudited)


                                                     8% Senior
                                                     Convertible                                  Additional
                                      Comprehen-     Preferred       Preferred       Common        Paid-in
                                      sive Income    Stock           Stock           Stock         Capital
                                      -----------    -----           -----           -----         -------
BALANCE AT DECEMBER 31, 1997                         $30,570           $2            $5,713       $15,642,174
Comprehensive income:

      Net income                        $202,379
      Unrealized gain on available
        for sale investments              59,731
                                        --------
Comprehensive income                    $262,110
                                        ========

                                                     -------           --            ------       -----------
BALANCE AT JUNE 30, 1998                             $30,570           $2            $5,713       $15,642,174
                                                     =======           ==            ======       ===========




                                                                       Unrealized
                                                                       Gain/(Loss)
                                                                           From          Total
                                                                         Available       Stock-
                                       Accumulated      Subscription     For Sale        holders'
                                        Deficit          Receivable     Investments      Deficit
                                        -------          ----------     -----------      -------
BALANCE AT DECEMBER 31, 1997          $(21,602,935)     $(1,500,000)    $  (53,531)     $(7,478,007)
Comprehensive income:

      Net income                           202,379                                          202,379
      Unrealized gain on available
        for sale investments                                                59,731           59,731

Comprehensive income


                                      ------------      -----------     ----------       -----------
BALANCE AT JUNE 30, 1998              $(21,400,566)     $(1,500,000)    $    6,200       $(7,215,897)
                                      ============      ===========     ============     ============


The accompanying notes to interim consolidated financial statements are an integral part of this consolidated financial statement.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows

                                   (Unaudited)


                                                                Six Months Ended
                                                                     June 30,
                                                                     --------
                                                               1998            1997
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                               $  202,379    $  (683,234)
                                                           ----------    -----------

           Adjustments to reconcile net income (loss)
              to net cash used in operating activities:
                 Depreciation and amortization                 27,225         59,166
                 Realized loss on sale of investments          23,369              0

                 (Increase) decrease in:
                    Accounts receivable                       128,471       (115,876)
                    Inventories, net                           38,759         41,500
                    Other current assets                       14,778          6,906

                 Increase (decrease) in:
                    Accounts payable and accrued expenses     (72,560)       314,982
                    Accrued legal judgement                  (438,464)             0
                    Deferred revenue                           62,500         62,500
                                                           ----------    -----------
                       Total adjustments                     (215,922)       369,178
                                                           ----------    -----------
                       Net cash used in operating
                         activities                           (13,543)      (314,056)
                                                           ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from sale of investments                   60,631              0
                                                           ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of notes payable                  0        100,570
           Restricted cash                                          0        225,600
           Principal repayment of notes payable               (20,617)             0
                                                           ----------    -----------
              Net cash (used in) provided by
                financing activities                          (20,617)       326,170
                                                           ----------    -----------

              Net increase in cash and cash equivalents        26,471         12,114

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 51,381         42,562
                                                           ----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   77,852    $    54,676
                                                           ==========    ===========


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

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

     2. INTERIM FINANCIAL STATEMENTS

              In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

     3. COMPREHENSIVE INCOME

              In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. Comprehensive income includes net income and unrealized gain (loss) on available for sale investments for the periods ended June 30, 1998 as follows:

                                          Three Months Ended    Six Months Ended
                                             June 30, 1998       June 30, 1998
                                             -------------       -------------

        Net income (loss)                    $   (176,659)        $    202,379

        Unrealized gain (loss) on
          available for sale investments           (3,550)              59,731
                                             ------------         ------------
        Comprehensive Income (loss)          $   (180,209)        $    262,110
                                             ============         ============

4. EARNINGS PER SHARE

      In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:


                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                       --------------------------  -------------------------
                                                            1998           1997       1998          1997
                                                            ----           ----       ----          ----
Numerator:
   Net income (loss) less preferred dividends
     of $34,361 for the three month periods
     and $68,723 for the six month periods             $   (211,020)  $ (326,207)  $  133,656    $ (751,957)
                                                       ------------   ----------   ----------    ----------

Denominator:
   Weighted average common
     shares outstanding                                   5,713,500    5,713,500    5,713,500     5,713,500
                                                       ------------   ----------   ----------    ----------
BASIC INCOME (LOSS) PER
  COMMON SHARE                                         $      (0.04)  $    (0.06)  $     0.02    $    (0.13)
                                                       ============   ==========   ==========    ==========

Numerator:
   Net income (loss) less preferred dividends
     of $34,361 for the three month periods
     and $68,723 for the six month periods             $   (211,020)  $ (326,207)  $  133,656    $ (751,957)
                                                       ------------   ---------    ----------    ----------

Denominator:
   Weighted average common
     shares outstanding                                   5,713,500    5,713,500    5,713,500     5,713,500
                                                       ------------   ----------   ----------    ----------
DILUTED INCOME (LOSS) PER
  COMMON SHARE                                         $      (0.04)  $    (0.06)  $     0.02    $    (0.13)
                                                       ============   ==========   ==========    ==========


    None of the common shares issuable under the Company's stock option plan, upon conversion of the preferred stock and convertible bonds or through the outstanding warrants were included in the above earnings per share calculations because their inclusion would be anti dilutive for both the six months and the three months ended June 30, 1998 and 1997, respectively.

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

Results of Operations

    Revenues

     The Company's total revenues for the three months and six months ended June 30, 1998 were $360,020 and $876,868, respectively, versus $364,016 and $656,799 for the same periods in 1997; a decrease of 1.1% and an increase of 33.5%, respectively. The revenue increase in net product sales resulted from a $21,091 increase in net sales of hydrogels and a $5,006 increase in BIONIQ export sales, offset by a $3,012 decrease in BIONIQ domestic sales and a $176 decrease in wound gels sales to the medical market during the three months ended June 30, 1998 compared to the same period of 1997. The increase in net product sales of $292,924 for the six months ended June 30, 1998 compared to the same period of the previous year was due to a $297,976 increase in sales of hydrogels (primarily occurring in the first three months of the period) and a $21,028 increase in sales of skin care products to overseas customers, offset by a $25,904 decrease in domestic sales of BIONIQ products and a $176 in reduced sales of wound gels.

    Revenue from royalty and research and development contracts decreased $26,905 during the three months ended June 30, 1998 from the prior year period, primarily the result of $45,595 increase in royalties contributed by a major pharmaceutical company and a $72,500 decrease in development agreements. Royalty and research and development revenues decreased $72,855 for the six months ended June 30, 1998 from the same period of 1997 primarily the result of a $150,000 milestone payment that was received in January 1997 under a licensing agreement which was later terminated at the end of 1997.

    Costs and Expenses

    Cost of sales for the three months and six months ended June 30, 1998 were $49,399 and $223,513, respectively, versus $142,959 and $183,918 for the same periods in 1997, a decrease of 65.4% and an increase of

21.5%, respectively. The decrease for the three months ended June 30, 1998 was attributable to product mix and lower costs due to revisions in the standard costs of certain products whereas the increase for the six months ended June 30, 1998 from the same period of the prior year was in proportion to the 91.7% increase in net product sales offset by the lower costs due to revisions in the standard costs of certain products and product mix. Selling, general and administrative expenses decreased 7.9% and 24.6% to $276,550 and $537,815 respectively, for the three months and six months ended June 30, 1998 from the same period of 1997. The decrease was principally due to a reduction in premises and staff expenses. The research and development costs for the three months and six months ended June 30, 1998 were $113,212 and $234,542, respectively, as compared to $115,159 and $276,272 for the same periods in 1997, a decrease of 1.7% and 15.1%, respectively, resulting from decreased costs of the research and development staff.

Legal Judgment

     During the first quarter of 1998, a legal judgment that was previously accrued for was partially reversed on appeal. Based upon the appeal, the Company reversed $438,464 of the accrued legal judgment along with the related accrued interest charges.

    Other (Expense) Income

    Total other expense, net for the three months and six months ended June 30, 1998 was $97,518 and $117,083, respectively, versus $97,588 and $166,283 for the same periods in 1997, decrease of $70 and $49,200, respectively. The decrease for the six months ended June 30, 1998 was mainly attributable to the reversal of interest accrued on a legal judgment reversed during the first quarter of 1998, and a decrease in debt principal outstanding, offset by the realized loss on sales of investments resulting from the decrease value of certain common stock that the company acquired through a manufacturing and distribution rights agreement.

    As a result of the decreased costs and expenses described above for the three months ended June 30, 1998 as compared to the same period of the prior year, the Company incurred a lower net loss of $176,659 for the three months ended June 30, 1998, than the net loss of $291,846 for the same period of 1997, and as a result of the reversal of the legal judgment during the first quarter of 1998, decreased costs and expenses for the six months ended June 30, 1998 as compared to the same period of the prior year and the increased revenues for the six months ended June 30, 1998 versus the prior year, the Company recorded a net income of $202,379 for the six months ended June 30, 1998 as compared to the net loss of $683,234 for the same period in 1997.

Liquidity, Capital Resources and Changes in Financial Condition

    The Company had $77,852 in cash and cash equivalents on hand on June 30, 1998 versus $51,381 on December 31, 1997. The working capital deficit of $(7,391,679) on June 30, 1998 represents a decrease of $313,604 from the previous year-end deficit level of $(7,705,283). The decrease in working capital deficit was primarily attributable to the net income recorded in the six-month period ended June 30, 1998, as a result of the reversal of a legal judgment during the first quarter of 1998.

     The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $1,000,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments that have not been made.

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

    Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of June 30, 1998, the Company had made various withdrawals from and repayments to the Special Account.

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

     The Company is currently in discussions with potential investors to receive additional financing; however, there is no assurance that such financing will be consummated. Management believes that the Company will have adequate resources to finance its operations in 1998. On April 29, 1998 the appellate court reversed $438,464 of the legal judgment against the Company but affirmed the remaining $367,500 against the Company. If the Plaintiff moves to collect on the judgment, the Company must attempt to finance both its operations and satisfaction of the judgment. Management believes this will be difficult. In addition, the Company's secured convertible bonds are both past due, and while the Company is managing to make some payments on past due interest and principal, there is no assurance that sufficient funds will be available to the Company to service these debts and to continue its operations. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations in 1998, there is no assurance that other sources of funds will be available to the Company.

Year 2000 Compliance

    As of June 30, 1998, the Company has not assessed whether or not the systems that are currently in place are Year 2000 compliant. However, management believes that the cost and time to install a new system would not be substantial.

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

            None

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HYMEDIX, INC.
                                         (Registrant)


Date:  August 13, 1998              By:  /s/ Charles K. Kliment
                                         ---------------------------------------
                                         Charles K. Kliment
                                         President (Principal Executive Officer)


Date:  August 13, 1998              By:  /s/ William G. Gridley, Jr.
                                         ---------------------------------------
                                         William G. Gridley, Jr.
                                         Chairman, Chief Financial Officer,
                                         (Secretary, Treasurer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer), Director