Form 10QSB
period 1998-09-30
HYMEDIX INC
filed 1998-11-16
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998     .
                               ----------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                         Commission file number 0-19827
                                                -------

                                  HYMEDIX, INC.
         (Exact name of Small Business Issuer specified in its charter)

           Delaware                                             22-3279252
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    2245 Route 130, Dayton, New Jersey 08810
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (732) 274-2288
                                                           ---------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of October 31, 1998
        -----                              ----------------------------------

       Common Stock, $.001 par value                   5,713,500

Transitional Small Business Disclosure Format (Check one):     Yes     No  X
                                                                  ----    ----

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I -    FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of September 30, 1998
                     (Unaudited) and December 31, 1997.                                   3

                     Consolidated Statements of Operations for the Three and
                     Nine Months Ended September 30, 1998 and
                     September 30, 1997 (Unaudited).                                      4

                     Consolidated Statement of Stockholders' Deficit for the
                     Nine Months Ended September 30, 1998 (Unaudited).                    5

                     Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 1998 and September 30, 1997
                     (Unaudited).                                                         6

                     Notes to Interim Consolidated Financial Statements                   7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  9

PART II - OTHER INFORMATION

            Item 3.  Defaults Upon Senior Securities                                     13

            Item 6.  Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                               14

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                        September 30,        December 31,
                                                                            1998                 1997
                                                                        -------------        ------------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                        $       23,808     $         51,381
     Accounts receivable                                                     286,755              226,649
     Inventories, net                                                        147,615              235,746
     Other current assets                                                    104,985               54,992
                                                                      --------------     ----------------
         Total current assets                                                563,163              568,768
INVESTMENTS                                                                        0              105,469
PROPERTY AND EQUIPMENT, NET                                                   10,308               28,290
PATENTS, NET                                                                  69,937               93,517
                                                                      --------------     ----------------
         Total assets                                                 $      643,408     $        796,044
                                                                      ==============     ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:
     Notes payable                                                    $    4,046,979     $      4,067,596
     Accounts payable and accrued expenses                                 3,345,289            3,341,269
     Accrued legal judgment                                                  367,500              805,964
     Deferred revenue                                                         31,250                    0
     Liabilities related to discontinued line of business                     59,222               59,222
                                                                      --------------     ----------------
         Total current liabilities                                         7,850,240            8,274,051
                                                                      --------------     ----------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     8%  Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 10,190 shares issued and
         outstanding                                                          30,570               30,570
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                         2                    2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 5,713,500 shares issued and outstanding                   5,713                5,713
     Additional paid-in capital                                           15,642,174           15,642,174
     Unrealized loss from available for sale investments                           0               53,531
     Accumulated deficit                                                 (21,385,291)         (21,602,935)
     Subscription receivable                                              (1,500,000)          (1,500,000)
                                                                      --------------     ----------------
         Total stockholders' deficit                                      (7,206,832)          (7,478,007)
                                                                      --------------     ----------------
         Total liabilities and stockholders' deficit                  $      643,408     $        796,044
                                                                      ==============     ================


The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                  ------------------------     --------------------------
                                                     1998           1997          1998             1997
                                                  ------------------------     --------------------------

REVENUES:
     Net product sales                         $    480,293   $    267,568   $  1,092,516    $    586,867
     License, royalty & distribution fees            63,996         12,500        176,141         187,500
     Research and development contracts              53,750         61,250        206,250         223,750
                                               ------------   ------------   ------------    ------------
         Total revenues                             598,039        341,318      1,474,907         998,117
                                               ------------   ------------   ------------    ------------

COSTS AND EXPENSES:

     Cost of sales                                  129,164        156,961        352,677         340,879
     Selling, general and administrative            293,571        312,280        831,386       1,025,840
     Research and development                       102,731         98,854        337,273         375,126
     Reversal of legal judgement                          0              0       (438,464)              0
                                               ------------   ------------   --------------  ------------
         Total costs and expenses                   525,466        568,095      1,082,872       1,741,845
                                               ------------   ------------   ------------    ------------
         Income (loss) from operations               72,573       (226,777)       392,035        (743,728)
                                               ------------   ------------   ------------    ------------

OTHER (EXPENSE) INCOME:
     Realized gain (loss) on sale of investments     16,808              0         (6,561)              0
     Interest expense                               (74,437)       (83,705)      (168,254)       (250,587)
     Interest income                                    321              0            424             598
                                               ------------   ------------   ------------    ------------
         Total other expense, net                   (57,308)       (83,705)      (174,391)       (249,989)
                                               ------------   ------------   ------------    ------------
         Net income (loss)                     $     15,265   $   (310,482)  $    217,644    $   (993,717)
                                               ============   ============   ============    ============

BASIC INCOME (LOSS) PER
 COMMON SHARE:                                 $       0.00   $      (0.06)  $       0.02    $      (0.19)
                                               ============   ============   ============    ============

DILUTED INCOME (LOSS) PER
 COMMON SHARE:                                 $       0.00   $      (0.06)  $       0.02    $      (0.19)
                                               ============   ============   ============    ============


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              5,713,500      5,713,500      5,713,500       5,713,500
                                               ============   ============   ============    ============


DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                      5,713,500      5,713,500      5,713,500       5,713,500
                                               ============   ============   ============    ============


The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Deficit
                  For The Nine Months Ended September 30, 1998
                                   (Unaudited)



                                            8% Senior
                                           Convertible
                               Comprehen-    Preferred  Preferred  Common
                               sive Income    Stock       Stock     Stock
                               -----------    -----       -----     -----

BALANCE AT DECEMBER 31, 1997                 $30,570        $2     $5,713
Comprehensive income:
 Net income                     $217,644
 Unrealized gain on available
   for sale investments           53,531
                                --------

Comprehensive income            $271,175
                                ========

                                             -------        --     ------
BALANCE AT SEPTEMBER 30, 1998                $30,570        $2     $5,713
                                             =======        ==     ======


                                                                             Unrealized
                                                                              Gain/(Loss)
                                                                                 From          Total
                                 Additional                                   Available       Stock-
                                  Paid-in       Accumulated   Subscription     For Sale       holders'
                                  Capital         Deficit      Receivable     Investments     Deficit
                                  -------         -------      ----------     -----------     -------

BALANCE AT DECEMBER 31, 1997    $15,642,174   $(21,602,935)   $(1,500,000)    $(53,531)     $(7,478,007)
Comprehensive income:
 Net income                                        217,644                                      217,644
 Unrealized gain on available
   for sale investments                                                         53,531           53,531

Comprehensive income


                                ------------  ------------    -----------     --------      -----------
BALANCE AT SEPTEMBER 30, 1998   $15,642,174   $(21,385,291)   $(1,500,000)    $      0      $(7,206,832)
                                ============  ============    ===========     ========      ===========

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   --------------------------------
                                                                                       1998                 1997
                                                                                   --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income (loss)                                                 $      217,644     $       (993,717)
                                                                                --------------     ----------------

              Adjustments to reconcile net income (loss) to net cash used in operating activities:
                       Depreciation and amortization                                    41,562               88,749
                       Realized loss on sale of investments                              6,561                    0

                       (Increase) decrease in:
                           Accounts receivable                                         (60,106)            (112,304)
                           Inventories, net                                             88,131               94,007
                           Other current assets                                        (49,993)              (3,842)

                       Increase (decrease) in:
                           Accounts payable and accrued expenses                         4,020              571,072
                           Accrued legal judgement                                    (438,464)                   0
                           Deferred revenue                                             31,250               31,250
                                                                                --------------     ----------------
                               Total adjustments                                      (377,039)             668,932
                                                                                --------------     ----------------
                               Net cash used in operating activities                  (159,395)            (324,785)
                                                                                ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Proceeds from sale of investments                                        152,439                    0
                                                                                --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of notes payable                                        0               99,570
              Restricted cash                                                                0              225,600
              Principal repayment of notes payable                                     (20,617)                   0
                                                                                --------------     ----------------
                  Net cash (used in) provided by financing activities                  (20,617)             325,170
                                                                                --------------     ----------------

                  Net (decrease) increase in cash and cash equivalents                 (27,573)                 385

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          51,381               42,562
                                                                                --------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       23,808     $         42,947
                                                                                ==============     ================

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

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


2.  INTERIM FINANCIAL STATEMENTS

            In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of September 1998 and December 31, 1997 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

3.  COMPREHENSIVE INCOME

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. Comprehensive income includes net income and unrealized gain (loss) on available for sale investments for the periods ended September 30, 1998 as follows:

                                                         Three Months Ended            Nine Months Ended
                                                         September 30, 1998           September 30, 1998
                                                         ------------------           ------------------
    Net income                                             $     15,265                 $      217,644
    Unrealized gain (loss) on
      available for sale investments                             (6,200)                        53,531
                                                           ------------                 --------------
    Comprehensive Income                                   $      9,065                 $      271,175
                                                           ============                 ==============

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

4.   EARNINGS PER SHARE

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                   September 30,
                                                   ----------------------------- ----------------------------
                                                         1998           1997           1998          1997
                                                   --------------  ------------- --------------- ------------
Numerator:
     Net income (loss) less preferred dividends
       of $34,361 for the three month periods
       and $103,084 for the nine month periods     $    (19,096)  $   (344,843)  $     114,560   $ (1,096,801)
                                                   -------------  -------------  -------------   -------------

Denominator:
     Weighted average common
       shares outstanding                             5,713,500      5,713,500       5,713,500      5,713,500
                                                   -------------  ------------   -------------   ------------
BASIC INCOME (LOSS) PER
  COMMON SHARE                                     $       0.00   $      (0.06)  $        0.02   $      (0.19)
                                                   =============  ============   =============   ============


Numerator:
     Net income (loss) less preferred dividends
       of $34,361 for the three month periods
       and $103,084 for the nine month periods     $    (19,096)  $   (344,843)  $     114,560   $ (1,096,801)
                                                   -------------  ------------  --------------   -------------

Denominator:
     Weighted average common
       shares outstanding                             5,713,500      5,713,500       5,713,500      5,713,500
                                                   -------------  ------------   -------------   ------------
DILUTED INCOME (LOSS) PER
  COMMON SHARE                                     $       0.00   $      (0.06)  $        0.02   $      (0.19)
                                                   =============  =============  =============   ============


None of the common shares issuable under the Company's stock option plan, upon conversion of the preferred stock and convertible bonds or through the outstanding warrants were included in the above earnings per share calculations because their inclusion would be anti dilutive for both the nine months and the three months ended September 30, 1998 and 1997, respectively.




The accompanying notes to interim consolidated financial statements are an integral part of these statements.

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


Results of Operations

     Revenues

     The Company's total revenues for the three months and nine months ended September 30, 1998 were $598,039 and $1,474,907, respectively, versus $341,318 and $998,117 for the same periods in 1997; an increase of 75.2% and 47.8%, respectively. The revenue increase in net product sales resulted from a $227,681 increase in net sales of hydrogels, a $7,915 increase in BIONIQ domestic sales offset by a $22,871 decrease in BIONIQ export sales during the three months ended September 30, 1998 compared to the same period of 1997. The increase in net product sales of $505,649 for the nine months ended September 30, 1998 compared to the same period of the previous year was due to $525,658 increase in sales of hydrogels offset by a $1,844 decrease in sales of skin care products to overseas customers, a $17,989 decrease in domestic sales of BIONIQ products, and a $176 in reduced sales of wound gels.

     Revenue from royalty and research and development contracts increased $43,996 during the three months ended September 30, 1998 from the prior year period, primarily the result of $51,496 increase in royalties contributed by a major pharmaceutical company and a $7,500 decrease in development agreements. Royalty and research and development revenues decreased $28,859 for the nine months ended September 30, 1998 from the same period of 1997 primarily the result of a $150,000 milestone payment that was received in January 1997 under a licensing agreement which was later terminated at the end of 1997, offset by a $138,641 increase in royalties and a $17,500 decrease in research and development revenues for the nine months ended September 30, 1998.

Costs and Expenses

      Cost of sales for the three months and nine months ended September 30, 1998 were $129,164 and $352,677, respectively, versus $156,961 and $340,879 for the same periods in 1997, a decrease of 17.7% and an increase of 3.5%, respectively. The decrease for the three months ended September 30, 1998 was attributable to the product mix and lower costs due to revisions in the standard costs of certain products whereas the increase for the nine months ended September 30, 1998 from the same period of the prior year was in proportion to the 86.2% increase in net product sales offset by the lower costs due to revisions in the standard costs of certain products and product mix. Selling, general and administrative expenses decreased 6.0% and 19.0% to $293,571 and $831,386 respectively, for the three months and nine months ended September 30, 1998 from the same period of 1997. The decrease was principally due to a reduction in premises and staff expenses. The research and development costs for the three months and nine months ended September 30, 1998 were $102,731 and $337,273, respectively, as compared to $98,854 and $375,126 for the same periods in 1997, an increase of 3.9% and a decrease of 10.1%, respectively. The increase for the three months ended September 30, 1998 was primarily due to increased costs of the research and development staff and the decrease for the nine months ended September 30, 1998 was attributable to the termination of the license agreement with S.K.Y. Polymers, Inc. offset by increased costs of the research and development staff.

      Legal Judgment

      During the first quarter of 1998, a legal judgment that was previously accrued for was partially reversed on appeal. Based upon the appeal, the Company reversed $438,464 of the accrued legal judgment along with the related accrued interest charges.

      Other (Expense) Income

      Total other expense, net for the three months and nine months ended September 30, 1998 was $57,308 and $174,391, respectively, versus $83,705 and $249,989 for the same periods in 1997, decrease of $26,397 and $75,598, respectively. The decrease for the three months ended September 30, 1998 was mainly due to a decrease in debt principal outstanding and the realized gain on sales of investments resulting from the increase value of certain common stock that the Company acquired through a manufacturing and distribution rights agreement, and the decrease for the nine months ended September 30, 1998 was mainly attributable to the reversal of interest accrued on a legal judgment reversed during the first quarter of 1998, and a decrease in debt principal outstanding, offset by the realized loss on sales of investments resulting from the decrease value of the above common stock.

      As a result of the increased revenues and decreased costs and expenses described above for the three months ended September 30, 1998 as compared to the same period of the prior year, the Company recorded net income of $15,265 for the three months ended September 30, 1998, compared to the net loss of $310,482 for the same period of 1997. As a result of the reversal of the legal judgment during the first quarter of 1998, decreased costs and expenses for the nine months ended September 30, 1998 as compared to the same period of the prior year and the increased revenues for the nine months ended September 30, 1998 versus the prior year, the Company recorded net income of $217,644 for the nine months ended September 30, 1998 as compared to the net loss of $993,717 for the same period in 1997.


Liquidity, Capital Resources and Changes in Financial Condition

      The Company had $23,808 in cash and cash equivalents on hand on September 30, 1998 versus $51,381 on December 31, 1997. The working capital deficit of $(7,287,077) on September 30, 1998 represents a decrease of $418,206 from the previous year-end deficit level of $(7,705,283). The decrease in working capital deficit was primarily attributable to the net income recorded in the nine-month period ended September 30, 1998, as a result of the reversal of a legal judgment during the first quarter of 1998.

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

      Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of September 30, 1998, the Company had made various withdrawals from and repayments to the Special Account.

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

Year 2000 Compliance

     As of September 30, 1998, the Company has not assessed whether or not the systems that are currently in place are Year 2000 compliant. The Company is currently discussing Year 2000 readiness with its supply and service vendors. The Company intends to continue to assess its exposure to Year 2000 noncompliance. However, management believes that the cost and time to install a new system would not be substantial. The Company believes that Year 2000 issues will not pose significant operational problems for the Company's systems. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.


Risk Factors and Cautionary Statements

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as statements about the sufficiency of the Company's capital resources and future revenues, are subject to certain risks and uncertainties, including those discussed under this caption "Risk Factors and Cautionary Statements," that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

    o The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and to successfully enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company develop and bring to market in a timely fashion new products and services that meet customers' needs.

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


                                         HYMEDIX, INC.
                                         (Registrant)



Date:     November 16, 1998        By:   /s/ Charles K. Kliment
                                         ---------------------------------
                                         Charles K. Kliment
                                         President (Principal Executive Officer)





Date:     November 16, 1998        By:   /s/ William G. Gridley, jr.
                                         -----------------------------
                                         William G. Gridley, jr.
                                         Chairman, Chief Financial Officer,
                                          (Secretary, Treasurer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer), Director