Form 10KSB40
period 1998-12-31
HYMEDIX INC
filed 1999-04-01
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended December 31, 1998 .

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from __________ to __________ .

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

                                    Yes |X|   No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State registrant's revenues for its most recent fiscal year: $1,651,665

The aggregate market value of the voting stock held by non-affiliates, based upon the average of the bid and asked price of the Common Stock on March 26, 1999 as reported by The OTC Bulletin Board, was approximately $75,213. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates for this purpose but not necessarily for other purposes.

The number of shares of Common Stock outstanding as of March 26, 1999 was 5,713,500.

Transitional Small Business Disclosure Format (Check one):

                                                Yes __   No |X|


                       Documents Incorporated by Reference

              Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to filed with the Securities and Exchange Commission on or before April 30, 1999 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

                                  HYMEDIX, INC.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I

     Item 1.      Description of Business                                                              4
     Item 2.      Description of Property                                                              6
     Item 3.      Legal Proceedings                                                                    7
     Item 4.      Submission of Matters to a Vote of Security Holders                                  8

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                             8

     Item 6.      Management's Discussion and Analysis of Financial                                    9
                  Condition and Results of Operations

     Item 7.      Financial Statements                                                                16

     Item 8.      Changes in and Disagreements with Accountants on                                    16
                  Accounting and Financial Disclosure


PART III

     Item 9.      Directors, Executive Officers, Promoters and Control                                17
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act

     Item 10.     Executive Compensation                                                              20
     Item 11.     Security Ownership of Certain Beneficial Owners                                     20
                  and Management

     Item 12.     Certain Relationships and Related Transactions                                      20
     Item 13.     Exhibits and Reports on Form 8-K                                                    21

SIGNATURES                                                                                            24


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

         The Company has been engaged, through its HYMEDIX International subsidiary, in the development and commercialization of medical and skin care products based on its proprietary synthetic HYPAN(R) hydrogels and memory polymers. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop products and components with advantageous characteristics for a number of medical and other markets.

Products

         The Company has developed two product lines in the past several years: a line of synthetic dressings for the treatment of chronic wounds, and a line of moisturizing creams and gels for the consumer skin care markets. In addition, the Company has several product development agreements with companies in the fields of drug delivery and permanent implants.

         Skin Care Products

         The Company has developed a line of moisturizing creams and gels based on the emulsifying capabilities of its hydrophilic polymer systems and is introducing them to the United States market under the trade name BIONIQ(R). The Company has also introduced a similar line of skin care products to Asian markets through a marketing partner. Until February, 1997 the Company's principal means of distribution of BIONIQ(R) products was direct response television. When the monthly volume of direct response television sales did not meet the marketing company's expectations, direct response selling was discontinued. While continuing to seek another means of distribution, the Company sells a small amount of BIONIQ(R) products itself on the internet and by responding to telephone orders. The BIONIQ(R) product line presently consists of Body Therapy(TM), a moisturizing lotion; Replenishing Complex(TM), a moisturizing gel; Facial Formula(TM) (Dry/Normal) and Facial Formula(TM) (Normal/Oily), facial creams; Hydrating Cleanser(TM) (Dry/Normal) and Clarifying Cleanser(TM) (Normal/Oily), facial cleansers; Cucumber Refining Solution(TM) (Dry/Normal) and Tropical Refining Solution(TM) (Normal/Oily), facial toners; and Baby Therapy(TM), a body lotion for babies. Additional skin care products are under development. The Company is exploring other marketing channels for BIONIQ(R), including other direct selling methods.

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

         Research & Development Contracts

         The Company is working on the development of products for other medical products companies under several R&D contracts. In 1991, the Company entered into a three year development agreement (which has been extended for an eighth year on substantially similar terms) with a major private U.S. medical products company for medical products using HYPAN(R) hydrogels in areas other than wound care; ophthalmology; urology; the use of embolics and catheters and guidewires in cardiology and radiology; and certain types of drug delivery. This medical products company's primary focus has been on a permanent implant. The Company's HYPAN(R) polymers are presently being evaluated by a major ophthalmic pharmaceutical company. The Company has entered into three R&D agreements for indwelling products, one covering embolic materials, another covering spinal disc replacements and a third relating to heart valves.

         License Agreements

         The Company has an Option and License Agreement for the intro-occular Memory Lens(TM) with the Mentor Corporation. The Memory Lens has been on the market in Europe since 1995, and at the beginning of 1998 gained FDA approval for sales in the U.S. market. The Company is realizing royalty payments from the sales of the Memory lens world-wide.

         Specialty Chemicals

         Since 1988, the Company has sold HYPAN(R) hydrogels to the cosmetics and personal care industry (the "Trade") through a marketing partner, LIPO Chemicals, Inc. ("LIPO"). The Company signed a new Marketing and Distribution Agreement with LIPO Chemicals, Inc. on December 22, 1998, pursuant to which LIPO will retain its exclusive distribution rights worldwide, and the rights to manufacture two grade of HYPAN TN polymers, while the Company will keep the rights to manufacture all of the other grades.


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

Employees

         The Company presently employs fourteen (14) people, eight (8) of whom are engaged in management, marketing and administration; one (1) in regulatory affairs and quality assurance and control; one (1) in production; and four (4) in research and product development. None of the Company's personnel is represented by a union, and the Company believes its personnel relations are excellent.


Item 2.  Description of Property.

         The Company rents approximately 22,000 square feet of office, laboratory and manufacturing space at 2245 Route 130 in Dayton, New Jersey under a lease with annual rental payments of approximately $354,000 (excluding utilities). The lease expires on June 30, 2003. At this facility, the Company can manufacture approximately 5 tons of HYPAN(R) a year (enough annual capacity for the foreseeable future). The facility also provides all of the Company's office and laboratory space requirements.

Item 3.  Legal Proceedings.

         In September, 1993, HYMEDIX International's former President filed a Complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint named HYMEDIX, HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kingston Technologies Limited Partnership (KTLP) as defendants. The Complaint alleges (i) that HYMEDIX International wrongfully terminated the former President's employment, (ii) that he is owed $367,500 in deferred compensation and $74,500 in back salary, (iii) that $323,138 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and is, therefore, void, and (iv) that KTLP's General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The $74,500 in back salary was paid in January, 1994. In July 1996, after a jury trial, judgment was rendered against HYMEDIX, HYMEDIX International and KTLP in the amount of $805,964 plus interest. In April 1998, $438,464 of the judgment was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgment plus related accrued interest in 1998. The Company has accrued the affirmed judgment plus interest in the accompanying consolidated financial statements as of December 31, 1998.

         An individual filed a complaint against the Company and certain First Taiwan entities, alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. This amount is accrued for in the accompanying consolidated financial statements as of December 31, 1998. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent of the issued and outstanding common stock of the Company as of November 30, 1998, on a fully diluted basis, giving effect to the issuance of common stock underlying the warrants as though all of these warrants were fully exercised. The warrants may be exercised by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999, and have an exercise price of $.01 per share of common stock underlying the warrants. The warrants provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise have a dilutive effect on the warrants.

         The settlement agreement also provides the Company the option to purchase all or part of the warrants and the common stock issued to the individual thereunder if the market capitalization of the Company exceeds $15,000,000. If the Company or the other parties to the litigation default on any of the terms of the settlement agreement, the individual is entitled to enter a judgment against the Company and the other parties to the litigation in the amount of $2,000,000, provided that the individual gives written notice of the default and the default is not cured within sixty days.

         Pursuant to the settlement agreement, the Company issued the individual warrants to purchase 430,048 shares of the Company's common stock on January 22, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the period from October 1, 1998 through December 31, 1998.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Predecessor's Common Stock had been listed and traded on the Nasdaq National Market since January 30, 1992 upon the closing of the Predecessor's initial public offering. The Predecessor's common stock was delisted from trading on the Nasdaq National Market on October 21, 1993, due to its failure to meet the Nasdaq National Market listing maintenance requirements. After the Acquisition Merger, the common stock was accepted for listing on the Nasdaq SmallCap Market under the symbol HYMX. During the third quarter of 1994, the Company's total stockholders' equity fell below the minimum necessary to maintain its listing on the Nasdaq SmallCap Market. Consequently, Nasdaq delisted the common stock from the Nasdaq SmallCap Market on October 27, 1994. HYMEDIX shares are currently quoted and continue to be traded on The Over The Counter ("OTC") Electronic Bulletin Board under the symbol HYMX.

         The following table sets forth the range of the high and low bid prices for each of the Company's foregoing securities as reported by The OTC Bulletin Board for the eight quarterly periods ended December 31, 1998.


                                                                 Common Stock
                                                                 ------------
               Period                                        High            Low
               ------                                        ----            ---
               1997:
               -----

                      1st quarter                           $1.13          $0.50

                      2nd quarter                            1.06           0.25

                      3rd quarter                            0.50           0.03

                      4th quarter                            0.06           0.03

               1998:
               -----

                      1st quarter                           $0.04          $0.02

                      2nd quarter                            0.04           0.02

                      3rd quarter                            0.04           0.02

                      4th quarter                            0.04           0.02


         The stock price ranges represent the high and low bid quotations as listed by The OTC

Bulletin Board and reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of the close of business on March 25, 1999, there were 122 holders of record of the Company's Common Stock. The Company believes that it had approximately 400 beneficial owners of such securities as of such date.

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

         Recently Issued Accounting Standards

         In April, 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires all costs incurred as start-up costs or organization costs be expensed as incurred. Adoption of this SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

         In March, 1998, the Accounting Standards Executive Committee issued SOP 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. Adoption of this SOP is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

Results of Operations

         Revenues

         The Company's total revenues for the fiscal year ended December 31, 1998 were $1,651,665, versus $1,783,331 for the fiscal year ended 1997, a decrease of 7.4%. The decreased revenues for fiscal year 1998 from the previous year primarily resulted from (1) a decrease of $332,808 in license, royalty and distribution fees; (2) a decrease of $17,500 in research and development fees; and (3) a decrease of $46,150 in domestic and international sales of skin care products. The decrease in revenues were partially offset by an increase of $264,792 in net sales of hydrogels to LIPO Chemicals, Inc. The decrease in license, royalty and distribution fees is primarily attributable to the fact that $275,000 in milestone payments and a $77,757 royalty payment were received in 1997 under a licensing agreement which was terminated at the end of 1997, offset by a $19,949 increase in other royalties.

         Costs and Expenses

         Cost of sales for the fiscal year ended December 31, 1998 was $388,630 versus $606,004 for fiscal year 1997, a decrease of 35.9%. The 35.9% decrease in cost of sales was attributable to the product mix, lower costs due to revisions in the standard costs of certain products, and the $100,000 inventory reserve established in 1997 for aged BIONIQ products. Selling, general and administrative expenses decreased by 8.6% to $1,191,316 for the year ended December 31, 1998 from the previous fiscal year level of $1,303,440. The decrease was principally due to a reduction in premises and staff expenses. Research and development costs for fiscal year were $440,835 as compared to $538,540 for fiscal year 1997, a decrease of 18.1%, resulting from the termination of the license agreement with S.K.Y. Polymers, Inc.

         Legal Judgment and Settlement

         In September, 1993, HYMEDIX International's former President filed a Complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint named HYMEDIX, HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kingston Technologies Limited Partnership (KTLP) as defendants. The Complaint alleges (i) that HYMEDIX International wrongfully terminated the former President's employment, (ii) that he is owed $367,500 in deferred compensation and $74,500 in back salary, (iii) that $323,138 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and is, therefore, void, and (iv) that KTLP's

General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The $74,500 in back salary was paid in January, 1994. In July 1996, after a jury trial, judgment was rendered against HYMEDIX, HYMEDIX International and KTLP in the amount of $805,964 plus interest. In April 1998, $438,464 of the judgment was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgment plus related accrued interest in 1998. The Company has accrued the affirmed judgment plus interest in the accompanying consolidated financial statements as of December 31, 1998.

         An individual filed a complaint against the Company and certain First Taiwan entities, alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. This amount is accrued for in the accompanying consolidated financial statements as of December 31, 1998. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent of the issued and outstanding common stock of the Company as of November 30, 1998, on a fully diluted basis, giving effect to the issuance of common stock underlying the warrants as though all of these warrants were fully exercised. The warrants may be exercised by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999, and have an exercise price of $.01 per share of common stock underlying the warrants. The warrants provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise have a dilutive effect on the warrants.

         The settlement agreement also provides the Company the option to purchase all or part of the warrants and the common stock issued to the individual thereunder if the market capitalization of the Company exceeds $15,000,000. If the Company or the other parties to the litigation default on any of the terms of the settlement agreement, the individual is entitled to enter a judgment against the Company and the other parties to the litigation in the amount of $2,000,000, provided that the individual gives written notice of the default and the default is not cured within sixty days.

         Pursuant to the settlement agreement, the Company issued the individual warrants to purchase 430,048 shares of the Company's common stock on January 22, 1999.

         Other (Expense) Income

         Total other expenses, net decreased by 57.1% to $160,579 for the fiscal year ended December 31, 1998 from $374,509 for the 1997 fiscal year. The decrease was mainly attributable to the reversal of interest accrued on a legal judgment reversed during the first quarter of 1998, a decrease in debt principal outstanding, the collection of a receivable previously written off by the Company in a prior year, offset by the realized loss on sales of investments resulting from the decrease in value of shares of a certain common stock held by the Company.

         As a result of the decreased revenues and costs and expenses described above, the Company incurred a lower net loss of $295,531 for fiscal year ended December 31, 1998 versus $1,039,162 for fiscal year ended 1997.

Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $25,336 in cash and cash equivalents on hand as of December 31, 1998 versus $51,381 on December 31, 1997. The working capital deficit of $7,779,525 on December 31, 1998 represents an increase of $74,242, or 1%, from the previous year-end level of $7,705,283. The increase in working capital deficit was primarily attributable to the net loss incurred in 1998.

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

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of December 31, 1998, the Company had made various withdrawals from and repayments to the Special Account.

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

         Management believes that the Company will have adequate resources to finance its operations in 1999. On April 29, 1998 the appellate court reversed $438,464 of the legal judgment against the Company but affirmed the remaining $367,500 against the Company. If the Plaintiff moves to collect on the judgment, the Company must attempt to finance both its operations and satisfaction of the judgment. Management believes this will be difficult. In addition, the Company's secured convertible bonds are both past due, and while the Company is managing to make some payments on past due interest and principal, there is no assurance that sufficient funds will be available to the Company to service these debts and to continue its operations. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations in 1999, there is no assurance that other sources of funds will be available to the Company.

Year 2000 Compliance

         The Company's current information and computer systems will be affected by the Year 2000 issue ("Y2K"), which refers to the inability of computerized systems to process dates beyond December 31, 1999. The Company is formulating a Y2K Plan to address the Company's Y2K issues. Based on its current assessments from the Y2K Plan, the Company does not expect at present that it will experience a disruption of its operations as a result of the change to the new millennium.

         Based upon a preliminary review of systems, the Company estimates that the total cost of achieving Y2K readiness for the Company's internal systems and equipment will be less than $10,000. Since no significant issues have arisen based on the Company's preliminary assessments, the Company has not yet developed a contingency plan to address any material Y2K issues. A contingency plan, if required, will be developed immediately upon completion of the Company's assessment.

         The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem should be completed by the third quarter of 1999. The main risks associated with the Y2K problem are the uncertainties as to whether the Company's suppliers can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company's non-retail customers can continue to operate their business uninterrupted by the Y2K event. Although the state of readiness of the Company's suppliers and customers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurances be given as to eventual effectiveness of the Company's contingency plans.

         While the Company continues to believe that the Y2K matters discussed above will not have a materially adverse impact on the Company's business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent the Company may be affected. The Company has not developed a reasonably likely worst case scenario with respect to Y2K problems the Company may encounter.

         The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in the underlying assumptions.

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

         o The Company had a net loss of $295,531 for the fiscal year ended December 31, 1998 and had an accumulated deficit at December 31, 1998 of $7,853,153. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on the Company's two term loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 1999, there can be no assurance that other sources of funds will be available to the Company.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

              Set forth below is certain background information with respect to the directors and executive officers of the Company, including information furnished by them as to their principal occupations for the last five years, certain other directorships held by them and their ages as of March 31, 1999. Each of the Directors and Officers set forth below, other than Dr. Jennings, also hold the same position with HYMEDIX International.

                                                                                                    Director or
                                                                                                     Executive
Name                                   Age        Position(s) with the Company(1)                  Officer Since
----                                   ---        -------------------------------                  -------------

Vladimir A. Stoy, Ph.D.                 57        Vice Chairman (non-executive) and                    1994
                                                  Director

Charles K. Kliment, Ph.D.               66        President and Chief Executive Officer                1994

William G. Gridley, jr.(3)              70        Chairman, Chief Financial Officer,                   1994
                                                  Secretary, Treasurer and Director

George P. Stoy                          51        Vice President of Engineering and Director           1994

Sheng-Hsiung Hsu                        56        Director                                             1994

Dr. Hsia-Fu Chao(1)(3)                  64        Director                                             1994

Shu-Jean Kuo Chou                       61        Director                                             1994

Michael K. Hsu(1)(2)(3)                 41        Director                                             1994

John E. Bagalay, Jr.(1)(2)(3)           65        Director                                             1994
Ph.D., J.D.

Edward H. Jennings, Ph.D.(1)(2)         63        Director                                             1994


-----------------------
(1) Member of the Compensation Committee of the Board of Directors
(2) Member of the Audit Committee of the Board of Directors
(3) Member of the Executive Committee of the Board of Directors

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

         William G. Gridley, Jr., Chairman, Chief Financial Officer, Secretary, Treasurer and Director. Mr. Gridley was President and a Director of HYMEDIX from the Acquisition Merger to January 1, 1996, when he became Chairman. Prior to joining HYMEDIX International in 1986, Mr. Gridley was President of Brandywine Investors, an investment management firm which he founded. From 1979 to 1983, he was President of Crescent Diversified, Ltd. and Competrol BVI, the United States investment vehicles of the Olayan Group. From 1973 to 1979, he was Executive Vice President of the American Express Bank. Prior to that, he was a Vice President of the Chase Manhattan Bank. Mr. Gridley is Vice Chairman of Tuskegee University and a member of the Board of Managers of the Jane Coffin Childs Memorial Fund for Medical Research. He is a graduate of Yale University.

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

         John E. Bagalay, Jr., Ph.D., J.D., Director. Dr. Bagalay has served as a Director of HYMEDIX since the Acquisition Merger. Dr. Bagalay joined HYMEDIX International as a Director in 1993. Dr. Bagalay is Managing Director of Community Technology Fund, the venture capital affiliate of Boston University. Dr. Bagalay was formerly General Counsel of Lower Colorado River Authority, a regulated electric utility in Austin Texas; General Counsel of Houston First Financial Group; and General Counsel of Texas Commerce Bancshares, Inc. He has over thirty years' experience in the financing of private and publicly held companies. He is a Director and member of the Executive Committee of Seragen, Inc., Wave Systems Corp. and of Cellcor, Inc., each of which is a publicly held company. He is a Director of several privately held companies in the medical and high technology business sectors.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal year 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 10. Executive Compensation.

         Information concerning Executive Compensation for the Company's last fiscal year is incorporated herein by reference to the heading "Executive Compensation" in the Company's Proxy Statement for its 1999 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the heading "Principal Stockholders" in the Company's Proxy Statement for its 1999 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1999.

Item 12. Certain Relationships and Related Transactions.

         Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1999 Special Meeting in Lieu of Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1999.

Item 13.      Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

    Exhibit No.          Description

    2.1 Amended and Restated Agreement of Merger and Plan of Reorganization, dated as of January 24, 1994 by and among Servtex International Inc., Kingston Technologies, Inc., KTI Acquisition Corp. and certain affiliates of Servtex International Inc., filed pursuant to Rule 14a-6 as Exhibit F to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.
    2.2 Agreement of Merger, dated as of February 23, 1994 by and between Servtex International Inc. and HYMEDIX, Inc., filed pursuant to Rule 14a-6 as Exhibit A to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.
    3.1          Certificate  of  Incorporation,  filed  pursuant to Rule
                 14a-6 as Exhibit B to Proxy  Statement of the Registrant
                 (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.
    3.2 Certificate of Designation, Preference and Rights of Series A Redeemable Preferred Stock, filed as Exhibit (2) to Form 8-K, dated February 23, 1994, of the Registrant and incorporated by reference herein.
    3.3 By-Laws of the Registrant, filed pursuant to Rule 14a-6 as Exhibit C to Proxy Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.
    4.1* Specimen Certificate of the Registrant's Common Stock, $.001 par value.
    10.1* Form of the Underwriter's Warrant issued to First Flushing Securities, Inc. as a broker's fee for negotiating the merger of KTI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant with and into HYMEDIX International.
    10.2** Option and License Agreement dated November 7, 1986 by and between HYMEDIX International and ORC, as amended by Amendment Number 1 to Option and License Agreement dated January 9, 1987.
    10.3* Promissory Note, dated January 9, 1987, made by HYMEDIX International to the order of ORC, for $500,000.
    10.4* Indenture of Lease dated July 7, 1987 by and between Fresh Ponds Associates and HYMEDIX International, as amended by First Amendment to Lease, dated September 13, 1993, Second Amendment to Lease, dated September 15, 1993, and Third Amendment to Lease, dated January 15, 1994; and the related Installment Promissory Note, dated October 1, 1993, made by HYMEDIX International to the order of Fresh Ponds Associates for $404,300.90.
    10.5* Promissory Note, dated September 29, 1987, made by HYMEDIX International to the order of ORC, for $1,000,000.
    10.6** Agreement, dated December 22, 1988, by and between Kingston Hydrogels Limited Partnership and LIPO Chemicals, Inc., as amended by Amendment No. 1, effective June 1, 1990 and as further amended by Amendment Agreement, dated June 14, 1990.
    10.7* Loan and Security Agreement, dated October 30, 1989, by and between HYMEDIX International and Pilkington Visioncare,
                 Inc. ("PVI").
    10.8* Promissory Note in the amount of $1,000,000, dated October 30, 1989, by HYMEDIX International, in favor of PVI.
    10.9* Assignment of Patent, dated October 30, 1989 by HYMEDIX International in favor of PVI.
    10.10** License and Supply Agreement, dated October 30, 1989, between HYMEDIX International and PVI, along with Addendum thereto dated July 10, 1991.
    10.11* Contribution Agreement, dated August 7, 1990, by and between Kingston Technologies Limited Partnership ("KTLP") and HYMEDIX International.
    10.12* Royalty Assignment Agreement, effective August 8, 1990, by and between HYMEDIX International and Research Corporation Technologies, Inc. ("RCT").
    10.13* Assignment of Patents, dated August 8, 1990, by KTLP in favor of HYMEDIX International.
    10.14* Form of Amended and Restated Warrant to Purchase Common Stock, dated February 23, 1994, delivered to Cheung Hok Sau.

    10.15*       Form of Amended and Restated Common Stock Purchase Warrant,
                 dated February 23, 1994, made by the Registrant to the Trustees of Boston University.
    10.16*       Right to Purchase Agreement, dated June 30, 1992, between
                 HYMEDIX International and Lipo Chemicals, Inc.
    10.17*       License Agreement, dated June 30, 1992, between HYMEDIX
                 International and Lipo Chemicals, Inc.
    10.18*       Form of Amended and Restated Common Stock Purchase Warrant,
                 dated February 23, 1994, made by the Registrant to Synreal
                 Corporation N.V.
    10.19*       Form of Amended and Restated Common Stock Purchase Warrant,
                 dated February 23, 1994, made by the Registrant to Azreal
                 Corporation N.V.
    10.20*       Form of Amended and Restated Common Stock Purchase Warrant,
                 dated February 23, 1994, made by the Registrant to
                 Dr. Hsia Fu Chao.
    10.21        Amended and Restated 1991 Incentive and Non-Qualified Stock
                 Option Plan, filed pursuant to Rule 14a-6 as Exhibit E to Proxy
                 Statement of the Registrant (then Servtex International Inc.), dated February 12, 1994, and incorporated by reference herein.
    10.22*       Employment Agreement, dated April 3, 1992, by and between
                 HYMEDIX International and Alan L. Hershey, as amended by
                 Agreement, dated January 4, 1993.
    10.23*       Form of Amended and Restated Common Stock Purchase Warrant,
                 dated February 23, 1994, made by the Registrant to First Taiwan
                 Investment Holding Inc.
    10.24*       Registration Rights Agreement, dated May 28, 1993, by and
                 between HYMEDIX International and the Trustees of Boston
                 University.
    10.25*       Form of Amended and Restated Common Stock Purchase Warrant,
                 dated February 23, 1994, made by the Registrant to the Trustees of Boston University.
    10.26*       Form of Amended and Restated Common Stock Purchase Warrant,
                 dated February 23, 1994, made by the Registrant to First Taiwan
                 Investment and Development Inc.
    10.27*       Amended and Restated Registration Rights Agreement, dated
                 February 23, 1994, by and among RCT, First Taiwan Investment
                 Holding Inc. and First Taiwan Venture Capital Inc..
    10.28**      Marketing and Distribution Agreement, dated July 30, 1993, by and between HYMEDIX International and Brady Medical Products,
                 Co.
    10.29*       Evaluation Agreement, dated December 1, 1993, by and between
                 HYMEDIX International and Alcon Laboratories, Inc.
    10.30*       Capital Contribution Agreement, dated February 23, 1994, by and between the Registrant and RCT.
    10.31*       Demand Registration Rights Agreement, dated February 23, 1994, by and between the Registrant RCT.
    10.32*       Option to Wall Street Group.
    10.33*       Redeemable Common Stock Purchase Warrant, dated February 23,
                 1994, made by the Registrant to First Taiwan Investment Holding
                 Inc.
    10.34*       Form of Warrant issued to Selling Stockholders (Domestic) in the private placements which closed February, 1994.
    10.35*       Form of Warrant issued to Selling Stockholders (International)
                 in the private placements which closed February, 1994.
    10.36**      Development Services and Licensing Agreement, dated
                 December 20,  1991, between HYMEDIX International and
                 W. L. Gore and Associates, Inc.
    10.37*       Joint Venture Agreement, dated May 31, 1994, by and among the
                 Registrant, Beijing General Pharmaceutical Corp., First Taiwan
                 Investment Banking Group and Technological Innovation
                 Corporation of China.
    10.38***     Agreement, dated November 29, 1994, by and between HYMEDIX
                 International and Bausch & Lomb.
    10.39***     Director Stock Option Plan, effective as of May 31, 1994.
    10.40****    Development Services and Licensing Agreement, dated
                 December 20, 1991, between HYMEDIX International and
                 W. L. Gore and Associates, Inc.
    10.41*****   Distribution, Kno-How Transfer, Licensing and Manufacturing
                 and Supply Agreement dated August 21, 1995, by and between HYMEDIX International, Inc. and Europa Magnetics Corporation.
    10.42#       Master Terms and Conditions For Purchase Orders dated
                 September  19, 1995, by and between Home Shopping Club Inc.
                 and HYMEDIX International, Inc.

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

-----------------------
   * Previously filed as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.
   ** Previously filed (and Confidential Treatment requested pursuant to Rule 406 under the Securities Act) as an Exhibit to the Registrant's Form SB-2 Registration Statement (No. 33-78638) originally filed on May 5, 1994 and incorporated herein by reference.
   *** Previously filed as an Exhibit to the Registrant's Form 10-KSB originally filed April 17, 1995.
   **** Previously filed (and Confidential Treatment requested pursuant to Rule 24-b2 under the Securities Exchange Act of 1934) as an Exhibit to the Registrant's Amendment No. 1 to Form 10-KSB/A originally filed April 30, 1995.
   ***** Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1995.
   # Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed March 30, 1996.
   ## Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed May 15, 1996.
   ### Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1996.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HYMEDIX, INC.
                                By:   /s/ Charles K. Kliment
                                      ---------------------------
                                       Charles K. Kliment, Ph.D.
                                       President (Principal Executive Officer)
                                Date:  March 31, 1999

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                 Title                                  Date
              ---------                                 -----                                  ----
By:  /s/ Charles K. Kliment                 President, (Principal Executive             March  31 , 1999
     -------------------------------        Officer)
      Charles K. Kliment

By:  /s/ William G. Gridley, Jr.            Chairman, Chief Financial                   March  31 , 1999
     ---------------------------            Officer (Secretary, Treasurer,
      William G. Gridley, Jr.               Principal Financial Officer
                                            and Principal Accounting
                                            Officer); Director

By:  /s/ Vladimir A. Stoy                   Director                                    March  31 , 1999
     ----------------------
      Vladimir A. Stoy

By:  /s/ George P. Stoy                     Director                                    March  31 , 1999
     ----------------------
      George P. Stoy

By:  /s/ John E. Bagalay, Jr.               Director                                    March  31 , 1999
     -------------------------------
      John E. Bagalay, Jr.

By:  /s/ Edward H. Jennings                 Director                                    March  31 , 1999
     -------------------------------
      Edward H. Jennings

By:  /s/ Sheng-Hsiung Hsu                   Director                                    March  31 , 1999
     ----------------------
      Sheng-Hsiung Hsu

By: /s/ Dr. Hsia-Fu Chao                    Director                                    March  31 , 1999
    -----------------------
      Dr. Hsia-Fu Chao

By:   /s/ Shu-Jean Kuo Chou                 Director                                    March  31 , 1999
      ------------------------------
      Shu-Jean Kuo Chou

By:  /s/ Michael K. Hsu                     Director                                    March  31 , 1999
     ----------------------
      Michael K. Hsu

                      HYMEDIX, Inc. and Subsidiary


   Consolidated Financial Statements As Of December 31, 1998 And 1997

 And For Each Of The Three Years In The Period Ended December 31, 1998


                             Together With


                Report Of Independent Public Accountants

                      HYMEDIX, INC. AND SUBSIDIARY


                                 INDEX





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 1998 and 1997             F-3

   Consolidated Statements of Operations for the Years Ended December
     31, 1998, 1997 and 1996                                                F-4

   Consolidated Statements of Changes in Stockholders' Deficit for the
     Years Ended December 31, 1998, 1997 and 1996                           F-5

   Consolidated Statements of Cash Flows for the Years Ended December
     31, 1998, 1997 and 1996                                                F-6

   Notes to Consolidated Financial Statements                               F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To HYMEDIX, Inc.:


We have audited the accompanying consolidated balance sheets of HYMEDIX, Inc. (a Delaware corporation) and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYMEDIX, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss in each of the last three years, has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                  ARTHUR ANDERSEN LLP


Princeton, New Jersey
March 17, 1999

                      HYMEDIX, INC. AND SUBSIDIARY

       CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997

                                        ASSETS                                                1998                 1997
                                        ------                                          -----------------    -----------------
CURRENT ASSETS:
   Cash and cash equivalents (Note 2)                                                           $25,336              $51,381
   Accounts receivable                                                                              217              226,649
   Inventories, net (Note 2)                                                                    162,546              235,746
   Other current assets                                                                         103,454               54,992
                                                                                        -----------------    -----------------

                Total current assets                                                            291,553              568,768

INVESTMENTS (Notes 2 and 9)                                                                           0              105,469

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $834,692 and $810,279 in
   1998 and 1997, respectively (Notes 2 and 5)                                                    5,255               28,290

PATENTS, net of accumulated amortization of $378,510 and
   $347,070 in 1998 and 1997, respectively (Note 2)                                              62,077               93,517

SECURITY DEPOSIT                                                                                 59,040                    0
                                                                                        -----------------    -----------------

                Total assets                                                                   $417,925             $796,044
                                                                                        =================    =================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------
CURRENT LIABILITIES:
   Notes payable (Notes 4 and 7)                                                             $4,046,979           $4,067,596
   Accounts payable and accrued expenses (Note 6)                                             3,656,599            3,400,491
   Accrued legal judgment (Note 12)                                                             367,500              805,964
                                                                                        -----------------    -----------------

                Total current liabilities                                                     8,071,078            8,274,051
                                                                                        -----------------    -----------------

ACCRUED LEGAL SETTLEMENT (Note 12)                                                              200,000                    0
                                                                                        -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' DEFICIT (Notes 2 and 11):
   8%Senior Convertible Preferred Stock, $3.00 par value, 800,000 shares authorized, 10,190 shares issued and outstanding in
     1998 and 1997, respectively                                                                 30,570               30,570
   Preferred Stock, $.01 par value, 3,000 shares authorized, 150
     shares issued and outstanding in 1998 and 1997, respectively                                     2                    2
   Common stock, $.001 par value, 20,000,000 shares authorized,
     5,713,500 shares issued and outstanding in 1998 and 1997,
     respectively                                                                                 5,713                5,713
   Additional paid-in capital                                                                15,646,474           15,642,174
   Accumulated other comprehensive loss                                                               0              (53,531)
   Accumulated deficit                                                                      (22,035,912)         (21,602,935)
   Subscription receivable                                                                   (1,500,000)          (1,500,000)
                                                                                        -----------------    -----------------

                Total stockholders' deficit                                                  (7,853,153)          (7,478,007)
                                                                                        -----------------    -----------------

                Total liabilities and stockholders' deficit                                    $417,925             $796,044
                                                                                        =================    =================

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      HYMEDIX, INC. AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                        1998                  1997                 1996
                                                                  ------------------    -----------------    -----------------

REVENUES (Note 2):
   Net product sales                                                   $1,138,083              $919,441             $843,798
   License, royalty  and distribution fees
     (Notes 4 and 9)                                                      256,082               588,890              868,000
   Research and development contracts (Note 9)                            257,500               275,000              275,000
                                                                  ------------------    -----------------    -----------------

                Total revenues                                          1,651,665             1,783,331            1,986,798
                                                                  ------------------    -----------------    -----------------

COSTS AND EXPENSES (Note 2):
   Cost of sales                                                          388,630               606,004              406,549
   Selling, general and administrative                                  1,191,316             1,303,440            2,000,863
   Research and development                                               440,835               538,540              650,907
   Legal judgment and settlement (Note 12)                               (234,164)                    0              805,964
                                                                  ------------------    -----------------    -----------------

                Total costs and expenses                                1,786,617             2,447,984            3,864,283
                                                                  ------------------    -----------------    -----------------

                Loss from operations                                     (134,952)             (664,653)          (1,877,485)
                                                                  ------------------    -----------------    -----------------

OTHER (EXPENSE) INCOME:
   Realized loss on sale of investments (Note 2)                           (6,561)              (34,061)                   0
   Interest expense (Note 12)                                            (251,091)             (341,400)            (321,163)
   Other income (Note 4)                                                   97,073                   952                5,333
                                                                  ------------------    -----------------    -----------------

                Total other expense, net                                 (160,579)             (374,509)            (315,830)
                                                                  ------------------    -----------------    -----------------

                Net loss                                                ($295,531)          ($1,039,162)         ($2,193,315)
                                                                  ==================    =================    =================


BASIC LOSS PER COMMON SHARE (Note 2)                                       ($.08)                ($.21)               ($.41)
                                                                  ==================    =================    =================

DILUTED LOSS PER COMMON SHARE (Note 2)                                     ($.08)                ($.21)               ($.41)
                                                                  ==================    =================    =================

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (Note 2)                                                 5,713,500             5,713,500            5,713,500
                                                                  ==================    =================    =================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HYMEDIX, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                  8% Senior Convertible
                                                                     Preferred Stock         Preferred Stock        Common Stock
                                                                 ----------------------   --------------------   -------------------
                                              Comprehensive         Number                Number of              Number of
                                                   Loss           of Shares     Amount     Shares       Amount     Shares     Amount
                                             --------------       ---------     ------    ---------     ------   ---------    ------
BALANCE, December 31, 1995                                          10,190      $30,570      150          $2     5,713,500    $5,713

   Net loss -- 1996                          ($2,193,315)                0            0        0           0             0         0
   Adjustment of stock offering costs                  0                 0            0        0           0             0         0
   Preferred stock dividends                           0                 0            0        0           0             0         0
                                             -------------          ------      -------      ---          --     ---------    ------

                Comprehensive loss           ($2,193,315)
                                             ===========

BALANCE, December 31, 1996                                          10,190       30,570      150           2     5,713,500     5,713

   Net loss -- 1997                          ($1,039,162)                0            0        0           0             0         0
   Preferred stock dividends                           0                 0            0        0           0             0         0
   Unrealized loss from available for sale
     Investments                                 (53,531)                0            0        0           0             0         0
                                             -----------            ------      -------      ---          --     ---------    ------

                Comprehensive loss           ($1,092,693)
                                             ===========

BALANCE, December 31, 1997                                          10,190       30,570       150          2     5,713,500     5,713

   Net loss -- 1998                            ($295,531)                0            0         0          0             0         0
   Preferred stock dividends                           0                 0            0         0          0             0         0
   Unrealized gain from available for sale
     Investments                                  53,531                 0            0         0          0             0         0
   Issuance of warrants                                0                 0            0         0          0             0         0
                                             -----------            ------      -------       ---         --     ---------    ------

                Comprehensive loss             ($242,000)
                                             ===========

BALANCE, December 31, 1998                                          10,190      $30,570       150         $2     5,713,500    $5,713
                                                                    ======      =======       ===         ==     =========    ======




                                                                    Unrealized
                                                                    Gain (Loss)
                                                                       From
                                               Additional            Available
                                                Paid-in              For Sale             Accumulated           Subscription
                                                Capital             Investments             Deficit              Receivable
                                             ------------          -------------         -------------          -------------

BALANCE, December 31, 1995                    $15,635,301                $0              ($18,095,566)          ($1,500,000)

   Net loss -- 1996                                     0                 0                (2,193,315)                    0
   Adjustment of stock offering costs               6,873                 0                         0                     0
   Preferred stock dividends                            0                 0                  (137,446)                    0
                                              -----------           -------              -------------          -----------

                Comprehensive loss


BALANCE, December 31, 1996                     15,642,174                 0               (20,426,327)           (1,500,000)

   Net loss -- 1997                                     0                 0                (1,039,162)                    0
   Preferred stock dividends                            0                 0                  (137,446)                    0
   Unrealized loss from available for sale
     Investments                                        0           (53,531)                        0                     0
                                              -----------           -------              -------------          -----------

                Comprehensive loss


BALANCE, December 31, 1997                     15,642,174           (53,531)              (21,602,935)           (1,500,000)

   Net loss -- 1998                                     0                 0                  (295,531)                    0
   Preferred stock dividends                            0                 0                  (137,446)                    0
   Unrealized gain from available for sale
     Investments                                        0            53,531                         0                     0
   Issuance of warrants                             4,300                 0                         0                     0
                                              -----------            -------            -------------           -----------

                Comprehensive loss


BALANCE, December 31, 1998                    $15,646,474                $0              ($22,035,912)          ($1,500,000)
                                              ===========            =======             ============           ============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HYMEDIX, INC. AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998               1997                1996
                                                                      ---------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               ($295,531)       ($1,039,162)        ($2,193,315)
   Adjustments to reconcile net loss to
     net cash used in operating activities-
       Depreciation and amortization                                         55,853            118,328             122,436
       Realized loss on sale of investments                                   6,561             34,061                   0
       Issuance of warrants                                                   4,300                  0                   0
       Restricted common stock received for
         manufacturing and distribution rights                                    0            (75,000)           (168,000)
       Reserve for inventories                                                    0            100,000                   0
       (Increase) decrease in-
         Accounts receivable                                                226,432           (169,333)            (26,058)
         Inventories                                                         73,200             72,550              69,642
         Other current assets                                               (48,462)           (16,469)             18,704
         Security deposit                                                   (59,040)                 0                   0
       Increase (decrease) in-
         Accounts payable and accrued expenses                              118,662            803,552             424,763
         Accrued legal judgment and settlement, net                        (238,464)                 0             805,964
         Deferred revenue                                                         0                  0            (100,000)
                                                                      ---------------    ----------------    ----------------

                Net cash used in operating activities                      (156,489)          (171,473)         (1,045,864)
                                                                      ---------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of investments                                    152,439             49,939                   0
   Purchases of property and equipment                                       (1,378)                 0                   0
                                                                      ---------------    ----------------    ----------------

                Net cash provided by investing activities                   151,061             49,939                   0
                                                                      ---------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                        0                  0           1,131,000
   Restricted cash                                                                0            225,600            (225,600)
   Principal repayments of notes payable                                    (20,617)           (95,247)                  0
                                                                      ---------------    ----------------    ----------------

                Net cash (used in) provided by financing
                  activities                                                (20,617)           130,353             905,400
                                                                      ---------------    ----------------    ----------------

                Net (decrease) increase in cash and cash
                  equivalents                                               (26,045)             8,819            (140,464)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                         51,381             42,562             183,026
                                                                      ---------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $25,336            $51,381             $42,562
                                                                      ===============    ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Interest paid                                                           $2,383           $145,660                  $0
                                                                      ===============    ================    ================

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HYMEDIX, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS:

       HYMEDIX, Inc. (the Company) is engaged primarily in the development and commercialization of biomedical and skin care products based on proprietary advanced hydrogels. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop and manufacture products and components with many characteristics for a variety of medical products and other markets. For the years ended December 31, 1998 and 1997, two of the Company's product lines encompass over 71% and 76% of net product sales, respectively. For the year ended December 31, 1996, four of the Company's product lines encompassed over 57% of net product sales. For the year ended December 31, 1998, two of the Company's customers accounted for 47% and 17% of the total revenues. For the year ended December 31, 1997, one of the Company's customers accounted for 43% of total revenues and as of December 31, 1997, 84% of accounts receivable was due from such customer. For the year ended December 31, 1996 two of the Company's customers accounted for 57% of total revenues.

       The accompanying consolidated 1998, 1997 and 1996 financial statements include the accounts of the Company and HYMEDIX International, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

       Revenues and Cost Recognition-

         Revenues are derived primarily from the sales of hydrogels and skin care products, option and license agreements and research and development contracts. Such revenues are recognized upon shipment of products and/or when all significant obligations of the Company have been satisfied. The costs associated with the option fees and license fees and research and development expenses are recognized as incurred.

       Cash and Cash Equivalents-

         Cash and cash equivalents includes an investment in a mutual fund which is included in cash and cash equivalents for purposes of reporting cash flows.

       Inventories-

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and overhead costs. As of December 31, inventories are comprised as follows-

                                                         1998               1997
                                                    ---------------    ---------------
           Raw materials                                $109,103           $108,673
           Work in process                                 3,198             29,610
           Finished goods                                150,245            197,463
                                                    ---------------    ---------------

                                                         262,546            335,746

           Less- reserve for obsolete inventory         (100,000)          (100,000)
                                                    ---------------    ---------------

                                                        $162,546           $235,746
                                                    ===============    ===============

       Investments-

         As of December 31, 1997, the Company's investments, which represented restricted common stock that the Company received for manufacturing and distribution rights, were considered available for sale investments. Accordingly, these investments, which were subsequently sold during 1998, were carried at fair market value in the accompanying consolidated balance sheets, with the difference between cost and market value recorded as a component of stockholders' deficit. Realized losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.

         As of December 31, 1998 and 1997 the total unrealized loss on investments was $0 and $53,531, respectively.

       Property and Equipment-

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets ranging from three to five years.

       Patents-

         Patents are amortized using the straight-line method over a 14-year period.

       Long-Lived Assets-

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

       Loss Per Share-

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) which requires presentation in the consolidated statements of operations of both basic and diluted loss per share. Basic loss per share is computed by dividing the net loss for the period, after consideration of dividends related to preferred stock where applicable, by the weighted average number of common shares outstanding. Net loss available to common stockholders represents the net loss increased by preferred stock dividends ($137,446) for the years ended December 31, 1998, 1997 and 1996. None of the common shares issuable under either the Company's stock option plan, or the conversion of the preferred stock, bonds or outstanding warrants (which aggregated $1,711,738 as of December 31, 1998) were included in the computation of loss per common share assuming dilution because their inclusion would have been antidilutive. Thus, there is no difference between the weighted average common shares outstanding to weighted average common shares outstanding assuming dilution.

       Reclassifications-

         Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.

(3)  BASIS OF PRESENTATION:

       The Company incurred a net loss and negative operating cash flow in each of the last three years ended December 31, 1998. The Company also has a working capital deficit, a net capital deficit and was not in compliance with certain loan provisions at December 31, 1998.

       The Company is currently in discussions with potential investors to receive additional financing, however, there is no assurance that such financing will be consummated. Management believes that the Company will have adequate resources to finance its operations in 1999. In addition, a judgement in the amount of $367,500 has been rendered against the Company (see Note 12) and the Company also entered an agreement to settle certain litigation against the Company for $200,000 plus interest to be paid over thirty-six months beginning on January 1, 2000 (see Note 12). Financing the judgement and settlement as well as the Company's operations will be difficult. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 1999, there is no assurance that other sources of funds will be available to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(4)  RELATED PARTY TRANSACTIONS:

       The Company entered into a license agreement with S.K.Y. Polymers, Inc.
       (SKY), an entity controlled by one of the Company's directors, to obtain rights with respect to the use of SKY's technology. Under the agreement, SKY has granted the Company an exclusive right to all of its technology in the Company's principal fields of interest, and rights of first refusal in certain other fields, in return for a monthly license maintenance fee of $10,000 and royalties of 4% of the

       Company's revenues from products using SKY's proprietary technology. The monthly license fee has been regularly paid and no royalties have been paid to date. As of January 1, 1998, this agreement was changed whereby SKY would receive $2,000 per month for license maintenance fees. This agreement terminated on October 31, 1998.

       A portion of the Company's convertible bonds are held by First Taiwan, the majority stockholder of the Company. These bonds, bear interest at 7% payable upon demand and are secured by substantially all the assets of the Company (see Note 7).

       Substanially all other income recorded in 1998 relates to the collection of a receivable previously written off by the Company in a prior year.

(5)  PROPERTY AND EQUIPMENT:

       At December 31, property and equipment is as follows-

                                                                                        1998               1997
                                                                                    --------------    ---------------
         Machinery and equipment                                                        $223,756          $223,756
         Office equipment and furniture and fixtures                                      26,627            25,249
         Leasehold improvements                                                          589,564           589,564
                                                                                    --------------    ---------------

                                                                                         839,947           838,569
         Less- Accumulated depreciation                                                 (834,692)         (810,279)
                                                                                    --------------    ---------------
                                                                                          $5,255           $28,290
                                                                                    ==============    ===============

       Depreciation and amortization of property and equipment was $24,413, $86,888 and $90,996 in 1998, 1997 and 1996, respectively.

(6)  ACCOUNTS PAYABLE AND
     ACCRUED EXPENSES:

       At December 31, accounts payable and accrued expenses consists of-

                                                                                        1998               1997
                                                                                   ---------------    ---------------
         Accounts payable                                                             $1,305,553         $1,293,505
         Accrued compensation                                                            304,974            426,185
         Accrued interest payable                                                      1,140,580            891,873
         Accrued preferred dividends                                                     667,270            529,825
         Refundable option deposit                                                        99,000             99,000
         Other accrued expenses                                                          139,222            160,103
                                                                                   ---------------    ---------------
                                                                                      $3,656,599         $3,400,491
                                                                                   ===============    ===============

(7)  NOTES PAYABLE:

       Notes payable consists of the following as of December 31-

                                                                                       1998               1997
                                                                                  ---------------    ----------------
         Note payable, bearing interest at 7%,
           interest only payable quarterly,
           matures in January 2007, unsecured (a) (see Note 9).                      $1,500,000         $1,500,000
         Note payable, bearing interest at 7%, interest
           only payable semiannually, matures in
           October 1999, secured by a patent (a) (see Note 9).                        1,000,000          1,000,000
         Convertible bonds, bearing interest at 7% payable upon on demand, secured by substantially all the assets of the Company (b).
                                                                                      1,015,136          1,035,753
         Note payable, bearing interest at 3%,
           payable on demand, unsecured                                                 458,326            458,326
         Note payable, bearing interest at 8%,
           payable on demand, unsecured                                                  72,317             72,317
         Demand note payable, bearing interest at 10%,
           interest payable periodically, unsecured.                                      1,200              1,200
                                                                                  ---------------    ----------------
                                                                                     $4,046,979         $4,067,596
                                                                                  ===============    ================

           (a) During 1998, 1997 and 1996, the Company has not made interest payments in accordance with the terms of the note payable agreement. As a result, the Company is in technical default with the agreement and therefore, the related debt has been classified as a current liability in the accompanying consolidated balance sheets.

           (b) During 1996, the Company issued convertible bonds in the principal amount of $1,131,000. The bonds are convertible into 1,131,000 shares of the Company's common stock. Such shares have been reserved by the Company. The bonds may be subject to mandatory prepayment under certain conditions. Certain proceeds from the bond issuance are held by a representative of the bondholders (agent). The Company's ability to borrow such proceeds is subject to approval by the agent. The bonds were originally due June 1, 1997, however, the due date was extended and the balance outstanding is due on demand.

(8)  INCOME TAXES:

       The Company provides for taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

       In accordance with SFAS 109, the Company has evaluated its ability to realize the future tax benefits associated with its net operating loss carryforwards. At December 31, 1998, the Company had net operating loss carryforwards of approximately $17,000,000 for Federal income tax purposes which expire through 2018. Based on its operating history, the Company has provided a valuation allowance of approximately $5,800,000 as a full valuation allowance against the deferred tax asset as of December 31, 1998 because it could not determine that it was more likely than not that such benefits would be realized.

       As a result of a previous recapitalization, a change in ownership, as defined for tax purposes, has occurred which will restrict the use of net operating loss carryforwards. The maximum amount of net operating losses incurred prior to the change in ownership (approximately $5,000,000) which can be utilized in any given year is approximately $1,300,000.

(9)  SIGNIFICANT AGREEMENTS:

       The Company granted a license agreement covering the exclusive rights to all surgically applied eye care products developed by the Company to Optical Radiation Corporation (ORC). ORC subsequently assigned these rights to another company which is active in the intraocular lenses business. In 1987 the Company received $1,500,000 in licensing fees and a loan of $1,500,000, (see Note 7) as up-front payments stipulated by the agreement. In connection with the license agreement, the Company may receive royalties based on a percentage of sales of those products associated with the agreement. The Company earned approximately $250,000 and $200,000 of royalties under this agreement for the years ended December 31, 1998 and 1997, respectively. No royalties were earned prior to 1997.

       The Company granted an exclusive license for its soft contact lens products in October 1989 to Pilkington Visioncare, Inc. (PVI). In consideration thereof, the Company obtained a $1,000,000, 7% ten-year interest only loan from PVI (see Note 7). No soft contact lens products have been completed, and no royalties have been received or earned under this license agreement.

       In 1991, the Company entered into a Development Services and Licensing Agreement with a medical products company. Under this agreement and subsequent extensions, the medical products company has paid the Company $100,000 in fees for each of the three years ended 1998. These amounts have been reflected in research and development contract revenues in the accompanying consolidated statements of operations.

       During August 1995, the Company entered into a distribution and licensing agreement with Europa Magnetics Corporation Limited (EMC), a company affiliated with a stockholder of the Company. The agreement gives EMC the exclusive right to market and distribute the Company's skin care and wound care products in Asia. Under this agreement, if EMC manufactures products in Asia, it would pay the Company up to a 7% royalty on all partially or fully manufactured skin care and wound care products produced in Asia. No royalties have been received or earned through December 31, 1998.

       During November 1995, the Company entered into an agreement with a company granting it exclusive rights to manufacture and distribute the Company's wound care products worldwide except for Asia. In addition, the Company granted exclusive worldwide rights to the drug delivery application of the polymer technology for wound healing. The agreement called for certain upfront, research and development and milestone payments in both cash and restricted common stock, subject to certain restrictions, and for royalties. The Company received cash and restricted common stock of the company under this agreement which has been reflected in licenses, royalty and distribution fees in the accompanying consolidated statements of operations.
       This agreement was terminated during 1997.

(10)   COMMITMENTS AND CONTINGENCIES:

       The Company leases certain office and manufacturing facilities under arrangements accounted for as operating leases. Rent expense approximated $560,000, $519,000, and $538,000 for the years ended December 31, 1998,
       1997 and 1996, respectively. These leases require the Company to pay all executory costs such as property taxes, maintenance and insurance. The aggregate minimum lease payments of all noncancellable leases as of December 31, 1998 are as follows-

           For the Years Ending December 31-
           ---------------------------------
              1999                                          $365,035
              2000                                           362,736
              2001                                           362,736
              2002                                           361,320
              2003                                           177,120

(11)   STOCKHOLDERS' DEFICIT:

       During 1994, the Company issued $1,500,000 of 9% preferred stock to Research Corporation Technologies, Inc. ("RCT"), which has a 20% interest in the Company's royalties under certain exclusive lens products licenses, in exchange for the right to receive the first $1,500,000 of royalties due to RCT. The $1,500,000 due from RCT is reflected as a subscription receivable at December 31, 1998 and 1997. The preferred stock is redeemable by the Company (but not by RCT) in six years, and is convertible after June 30, 1995 into the Company's common stock at $5.75 a share, with the Company having the right to redeem the preferred stock if RCT elects to convert.

       The Company maintains an Employee Stock Option Plan and is authorized to grant options at fair value to purchase up to 500,000 shares of the Company's stock. The options are exercisable in varying percentages.

       Transactions under the Option Plan are as follows-

                                                                                        Shares Under      Weighted Average
                                                                                           Option          Exercise Price
                                                                                        --------------    ------------------
           Outstanding December 31, 1995 (exercisable 321,798 shares)                       325,548             $3.82
              Granted                                                                        99,000             $0.77
              Expired                                                                        (5,629)            $3.20
                                                                                        --------------
           Outstanding December 31, 1996 (exercisable 323,419 shares)                       418,919              $3.11
              Expired                                                                       (52,748)             $2.85
                                                                                        --------------
           Outstanding December 31, 1997 (exercisable 300,421 shares)                       366,171              $3.15
              Expired                                                                       (44,466)             $3.20
                                                                                        --------------
           Outstanding December 31, 1998 (exercisable 321,705 shares)                       321,705              $3.14
                                                                                        ==============

       The following table summarizes information about stock options outstanding at December 31, 1998-

               Range of                 Number       Weighted Average       Weighted         Number            Weighted
               Exercise              Outstanding          Average           Average        Exercisable         Average
                Prices               at 12/31/98      Remaining Life     Exercise Price    at 12/31/98      Exercise Price
             -----------            -----------     ----------------    --------------    -----------      --------------
             $0.75 to $1.99          92,000            8                  $0.77          92,000              $0.77
              $2 to $3.99           171,705            3                  $3.41         171,705              $3.41
              $4 to $5.99            53,000            1                  $5.69          53,000              $5.69
               $6 to $12              5,000            3                 $10.40           5,000             $10.40

       In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield 0%, risk-free interest rate of 5.42% and expected option life of six years. Expected volatility was assumed to be 77.71% in 1996. The weighted average fair value of options granted in 1996 was $.36. There were no grants made during 1998 and 1997.

       As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows-

                                                                                 1998                1997               1996
                                                                           -----------------    ---------------    ----------------
           Net loss as reported                                                ($295,531)         ($1,039,162)       ($2,193,315)
           Estimated fair value of the year's option grants,
              net of tax                                                               0                    0             35,640
                                                                           -----------------    ---------------    ----------------
           Net loss adjusted                                                   ($295,531)         ($1,039,162)       ($2,228,955)
                                                                           =================    ===============    ================
           Adjusted basic and diluted net loss per share                           ($.08)               ($.21)             ($.41)
                                                                           =================    ===============    ================

       This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

       The Company has outstanding warrants entitling the holders thereof to purchase 112,500 common shares. The warrants are exercisable at varying prices ranging from $3.00 to $5.75 per share, subject to certain adjustments, as defined, and expire through January 19, 2000.

(12)   LITIGATION:

       The Company's former president filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former president, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is therefore void. The Company filed an answer denying most of the former president's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgement was rendered against the Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 1998.

       An individual filed a complaint against the Company alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. This amount is accrued for in the accompanying consolidated financial statements as of December 31, 1998. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent of the issued and outstanding common stock of the Company as of November 30, 1998 (430,048 shares) giving effect to an inclusion of the common stock underlying the warrants as though all of the warrants issued under the settlement were exercised. The warrants may be exercised by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999 and ending on January 22, 2009, and have an exercise price of $.01 per warrant. The warrants and the common stock issued provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise dilute the warrants or the common stock. the Company has valued the warrants at their estimated fair value of $4,300 using the Black Scholes method.

       The settlement agreement also provides the Company the option to purchase all or part of the warrants and the common stock issued to the individual pursuant to the settlement agreement if the market capitalization of the Company exceeds $15,000,000. If the Company or the other parties to the litigation default on any of the terms of the settlement agreement, the individual is entitled to enter a judgement against the Company and other parties to the litigation in the amount of $2,000,000, provided that the individual gives written notice of the default and it is not cured within sixty days.

       Pursuant to the settlement agreement, the Company issued the individual warrants to purchase 430,048 shares of the Company's common stock on January 22, 1999.