Form 10KSB/A
period 1998-12-31
HYMEDIX INC
filed 1999-04-30
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                  Form 10-KSB/A

   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

         For the fiscal year ended December 31, 1998.

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

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

               2245 Route 130, Suite 101, Dayton, New Jersey 08810 (Address of principal executive offices, including zip code)

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

The number of shares of Common Stock outstanding as of March 26, 1999 was 5,713,500.

Transitional Small Business Disclosure Format (Check one):

                                                Yes       No   X
                                                    ---       ---

                       Documents Incorporated by Reference

                                      None

                                  HYMEDIX, INC.

                                      INDEX

                                                                      Page No.
PART III

     Item 10.     Executive Compensation                                  4
     Item 11.     Security Ownership of Certain Beneficial Owners         6
                  and Management
     Item 12.     Certain Relationships and Related Transactions          9

SIGNATURES                                                               10

                                    PART III



Item 10.      Executive Compensation.

The table below sets forth certain compensation information for the fiscal year ended December 31, 1998, 1997 and 1996 with respect to HYMEDIX, Inc.'s ("HYMEDIX's" or the "Company's") Chief Executive Officer.

                                  HYMEDIX, INC.
                           Summary Compensation Table


                                                                             Long-Term
                                                                            Compensation
                                                                            ------------
                                    Annual Compensation                        Awards
                                                                            ------------
                          ---------------------------------------            Securities
   Name and                                          Other Annual            Underlying
   Principal                                         Compensation              Options
   Position               Year          Salary($)        ($)                     (#)
   ---------              ----          ---------    ------------            ----------
Charles K. Kliment,       1998            103,500          0                      0
President and Chief       1997             74,196          0                      0
Executive Officer         1996             95,500          0                    4,000

                       Aggregated Option/SAR Exercises in Last Fiscal Year
                              and FY-End Option/SAR Values

                             Number of Securities
                             Underlying Unexercised
                             Options at FY-End (#)
                             Exercisable/Unexercisable
----------------------------------------------------------------------------

Charles K. Kliment,             18,072/18,072
President and Chief
Executive Officer


       The Company has no pension, retirement, annuity, savings or similar benefit plan for its executive officers.

Executive Employment and Related Agreements

         Each of the Company's current and former employees and consultants having access to its proprietary or technical information has executed a confidentiality and invention assignment agreement with the Company.

         As of January 1, 1998, HYMEDIX entered into a Consulting Agreement with Dr. Vladimir A. Stoy, a Company Director (the "Stoy Consulting Agreement"), pursuant to which Dr. Stoy will serve on HYMEDIX's Board of Directors and render certain consulting services to HYMEDIX. Under the Stoy Consulting Agreement, Dr. Stoy is to be available to render services to HYMEDIX from time to time and is to receive consulting fees of $1,000 per diem for consulting services rendered. The Stoy Consulting Agreement is terminable by HYMEDIX for cause, upon Dr. Stoy's death or disability. The agreement may be terminated by Dr. Stoy for cause or upon 30 days prior notice to HYMEDIX.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 31, 1999 regarding the beneficial ownership of the Company's Common Stock by: (a) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (b) all Directors; (c) each of the executive officers of the Company named in the Summary Compensation Table; and (d) all executive officers and Directors of the Company as a group:


       Name and Address                             Shares Beneficially
      of Beneficial Owner                               Owned(1)
      -------------------                       ---------------------------
                                                Number           Percentage
                                                ------           ----------
Kingston Technologies                           1,384,551             24.23%
 Limited Partnership (2)(3)

First Taiwan Investment                         2,658,423             46.53%
 Holding Inc. (4)(5)(6)

First Taiwan Venture                            2,658,423             46.53%
 Capital Inc. (4)(5)(7)

First Taiwan Investment and                     2,658,423             46.53%
 Development, Inc. (4)(5)(8)

Vladimir A. Stoy, Ph.D. (2)(3)                  1,390,180             23.94%

William G. Gridley, jr. (2)(3)                  1,452,065             25.01%

George P. Stoy (2)(3)                           1,404,437             24.19%

Sheng-Hsiung Hsu (4)(5)(9)                      2,658,423             46.53%

Dr. Hsia-Fu Chao (4)(5)(10)                     2,658,423             46.53%

Shu-Jean Kuo Chou (4)(5)(11)                    2,658,423             46.53%

Michael K. Hsu (4)(5)(12)                       2,658,423             46.53%

John E. Bagalay Jr. (13)                           ---                  ---
 Boston University
 108 Bay State Road
 Boston, MA

Edward H. Jennings, Ph.D.                          ---                  ---
 The Ohio State University
 154 W. 12th Street
 Columbus, OH



Charles K. Kliment (14)                          18,072                  *
 321 Walnut Lane
 Princeton, NJ

Joseph Mo (15)                                   430,048               6.67%
 One Belleview Terrace
 Princeton, NJ

      All officers and Directors                4,136,003             71.23%
      as a group (11 persons)

*     Less than one percent (1%).

(1) Shares of Common Stock subject to options or warrants exercisable as of March 31, 1999 (or exercisable within 60 days after such date), are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

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

(14) Includes 18,072 shares of Common Stock that Mr. Kilment has the right to acquire upon the exercise of stock options.

(15) Includes 430,048 shares of Common Stock that Mr. Mo has the right to acquire upon the exercise of a warrant.

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

                             HYMEDIX, INC.
                             (Registrant)

Date: April 30, 1999         By:  /s/ Charles K. Kliment, Ph.D.
                                  -----------------------------
                                      Charles K. Kliment, Ph.D.
                                      President (Principal Executive Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                                 Date
By: /s/ Charles K. Kliment         President, (Principal Executive      April 30, 1999
Charles K. Kliment                   Officer)

By:  /s/ William G. Gridley, Jr.   Chairman, Chief Financial            April 30, 1999
William G. Gridley, Jr.              Officer (Secretary, Treasurer,
                                     Principal Financial Officer
                                     and Principal Accounting
                                     Officer); Director

By:  /s/ Vladimir A. Stoy          Director                             April 30, 1999
     --------------------
Vladimir A. Stoy

By:  /s/ George P. Stoy            Director                             April 30, 1999
     --------------------
George P. Stoy

By:  /s/ John E. Bagalay, Jr.      Director                             April 30, 1999
     --------------------
John E. Bagalay, Jr.

By:  /s/ Edward H. Jenning         Director                             April 30, 1999
     --------------------
Edward H. Jennings

By:  /s/ Sheng-Hsiung Hsu          Director                             April 30, 1999
     --------------------
Sheng-Hsiung Hsu

By:  /s/ Dr. Hsia-Fu Chao           Director                             April 30, 1999
     --------------------
Dr. Hsia-Fu Chao

By:  /s/ Shu-Jean Kuo Chou          Director                             April 30, 1999
     --------------------
Shu-Jean Kuo Chou

By:  /s/ Michael K. Hsu             Director                             April 30, 1999
     --------------------
Michael K. Hsu