Form 10QSB
period 1999-03-31
HYMEDIX INC
filed 1999-05-17
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended          March 31, 1999         .
                                   --------------------------------

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

      Class                                   Outstanding as of April 30, 1999
      -----                                   --------------------------------

     Common                                             5,713,500

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                         HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I  - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of March 31, 1999
                   and December 31, 1998.                                   3

                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 1999 and March 31, 1998.    4

                   Consolidated Statements of Stockholders' Equity for the
                   Three Months Ended March 31, 1999.                       5

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1999 and March 31, 1998.    6

                   Notes to Interim Consolidated Financial Statements       7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

PART II - OTHER INFORMATION

          Item 3.  Defaults Upon Senior Securities                         13

          Item 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                                 15

PART I - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS

                                                                              March 31,        December 31,
                                                                                1999               1998
                                                                            ------------       ------------
                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $     23,799       $     25,336
     Accounts receivable                                                         213,756                217
     Inventories, net                                                            164,226            162,546
     Other current assets                                                        116,682            103,454
                                                                            ------------       ------------
         Total current assets                                                    518,463            291,553

PROPERTY AND EQUIPMENT, NET                                                        1,838              5,255
PATENTS, NET                                                                      54,217             62,077

SECURITY DEPOSIT                                                                  59,040             59,040
                                                                            ------------       ------------
         Total assets                                                       $    633,558       $    417,925
                                                                            ------------       ------------
                                                                            ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                          $  4,046,979       $  4,067,979
     Accounts payable and accrued expenses                                     3,855,167          3,656,599
     Accrued legal judgment and settlement                                       384,167            367,500
     Deferred revenue                                                             93,750                  0
                                                                            -------------       ------------
         Total current liabilities                                             8,380,063          8,071,078
                                                                            -------------       ------------
ACCRUED LEGAL SETTLEMENT                                                         183,333            200,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value, 800,000 shares
         authorized, 10,190 shares issued and outstanding                         30,570             30,570
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                             2                  2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 5,713,500 shares issued and outstanding                       5,713              5,713
     Additional paid-in capital                                               15,646,474         15,646,474
     Accumulated deficit                                                     (22,112,597)       (22,035,912)
     Subscription receivable                                                  (1,500,000)        (1,500,000)
                                                                            --------------     --------------
         Total stockholders' deficit                                          (7,929,838)        (7,853,153)
                                                                            --------------     --------------
         Total liabilities and stockholders' deficit                        $    633,558       $    417,925
                                                                            ------------       ------------
                                                                            ------------       ------------

             The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                               1999            1998
                                                                            ----------      ----------
REVENUES:

     Net product sales                                                      $  247,862      $  369,048
     License, royalty and distribution fees                                     65,954          54,050
     Research and development contracts                                         41,250          93,750
                                                                            ----------      ----------
         Total revenues                                                        355,066         516,848
                                                                            ----------      ----------

COSTS AND EXPENSES:

     Cost of sales                                                              86,616         174,114
     Selling, general and administrative                                       282,156         261,265
     Research and development                                                  112,490         121,330
     Reversal of legal judgment                                                      0        (438,464)
                                                                            ----------      ----------
         Total costs and expenses                                              481,262         118,245
                                                                            ----------      ----------
         (loss) Income from operations                                        (126,196)        398,603
                                                                            ----------      ----------

OTHER (EXPENSE) INCOME
     Interest expense                                                          (74,849)        (19,575)
     Interest income                                                                 0              10
     Other income                                                              124,360               0
                                                                            ----------      ----------
              Total other income (expense)                                      49,511         (19,565)
                                                                            ----------      ----------

         Net income (loss)                                                  $  (76,685)     $  379,038
                                                                            ----------      ----------

BASIC (LOSS) INCOME PER COMMON SHARE                                        $    (0.02)     $     0.06
                                                                            ----------      ----------
                                                                            ----------      ----------

DILUTED (LOSS) INCOME PER COMMON SHARE                                           (0.02)     $     0.05
                                                                            ----------      ----------
                                                                            ----------      ----------

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                        5,713,500       5,713,500
                                                                            ----------      ----------
                                                                            ----------      ----------

DILUTED AVERAGE COMMON
   SHARES OUTSTANDING                                                        5,713,500       6,731,384
                                                                            ----------      ----------
                                                                            ----------      ----------

             The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Deficit
                    For The Three Months Ended March 31, 1999
                                   (Unaudited)



                                                 8% Senior
                                                 Convertible                             Additional
                                 Comprehen-       Preferred     Preferred      Common     Paid-in
                                 sive Income       Stock         Stock         Stock      Capital
                                 -----------     -----------    ---------      ------    ----------
BALANCE AT DECEMBER 31, 1998                       $30,750         $2          $5,713    $15,646,474
Comprehensive loss:
    First Quarter 1999:
         Net loss                   $(76,685)
                                    --------
Comprehensive loss                  $(76,685)
                                    ========
                                                   -------          --         ------    -----------
BALANCE AT MARCH 31, 1999                          $30,750          $2         $5,713    $15,646,474
                                                   =======          ==         ======    ===========




                                                                   Total
                                                                   Stock-
                                Accumulated      Subscription     holders'
                                  Deficit         Receivable       Deficit
                                -----------      ------------    -----------
BALANCE AT DECEMBER 31, 1998   $(22,035,912)      $(1,500,000)   $(7,853,153)
Comprehensive loss:
    First Quarter 1999:
         Net loss                   (76,685)                         (76,685)

Comprehensive loss

                                -----------        ----------     ----------
BALANCE AT MARCH 31, 1999      ($22,112,597)      ($1,500,000)   ($7,929,838)
                                ===========        ==========     ==========

             The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                      ------------------------
                                                                                         1999           1998
                                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net (loss) income                                                      $ (76,685)     $ 379,038
                                                                                      ---------      ---------

               Adjustments to reconcile net (loss) income  to net cash (used in)
                    provided by operating activities:
                        Depreciation and amortization                                    11,277         14,267
                        (Increase) decrease in:
                             Accounts receivable                                       (213,539)        22,858
                             Inventories, net                                            (1,680)        80,499
                             Other current assets                                       (13,228)        (1,441)

                        Increase (decrease) in:
                             Accounts payable and accrued expenses                      198,568        (96,451)
                             Accrued legal judgment                                           0       (438,464)
                             Deferred revenue                                            93,750         93,750
                                                                                      ---------      ---------
                                 Total adjustments                                       75,148       (324,982)
                                                                                      ---------      ---------
                                 Net cash (used in) provided by
                                   operating activities                                  (1,537)        54,056

CASH FLOWS FROM FINANCING ACTIVITIES:
               Principal payments of notes payable                                             0       (20,617)
                                                                                       ---------      ---------
               Net cash (used in) financing activities                                         0       (20,617)
                                                                                       ---------     ---------
                    Net (decrease) increase in cash and cash equivalents                  (1,537)       33,439

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            25,336        51,381
                                                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  23,799     $  84,820
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


2.   INTERIM FINANCIAL STATEMENTS

          In the opinion of management, the accompanying consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.


3.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the display of comprehensive income and its components in the financial statements. The Company adopted SFAS 130 on January 1, 1998. There were no items affecting comprehensive for the three months ended March 31, 1999.

4. EARNINGS (LOSS) PER SHARE

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ---------      ----------
                                                                                   1998           1997
                                                                                ---------      ----------
Numerator:
   Net (loss) income less preferred dividends
     of $34,361 for the period                                                 $ (111,046)     $ 344,677

Denominator:
   Weighted average common shares outstanding                                   5,713,500      5,713,500
                                                                               ----------      ---------
BASIC (LOSS) INCOME PER COMMON SHARE                                               $(0.02)         $0.06
                                                                               ----------      ---------
                                                                               ----------      ---------
Numerator:
   Net (loss) income less preferred dividends
     of $34,361 for the three month periods                                      (111,046)       344,677
   Interest on Convertible Bonds for the period                                       (A)         17,509
                                                                               ----------      ---------
              Subtotal                                                           (111,046)       362,246
                                                                               ----------      ---------

Denominator:
   Weighted average common shares outstanding                                    5,713,50      5,713,500
   Common shares that would be issued in exchange
     for the Convertible Bonds assuming conversion
     at the beginning of the period                                                (A)         1,017,884
                                                                               ----------      ---------
              Subtotal                                                          5,713,500      6,731,384
                                                                               ----------      ---------
DILUTED (LOSS) INCOME PER COMMON SHARE                                             $(0.02)         $0.05
                                                                               ----------      ---------
                                                                               ----------      ---------

(A) None of the common shares issuable under the Company's stock option plan, upon conversion of the preferred stock and convertible bonds or through the outstanding warrants were included in the above earnings per share calculations because their inclusion would be anti-dilutive for the three months ended March 31, 1999.

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

RESULTS OF OPERATIONS

REVENUES

         The Company's total revenues for the three months ended March 31, 1999 were $355,066, versus $516,848 for the same period in 1998, a decrease of $161,782 or 31.3%. This decrease in revenues resulted mainly from (1) decreased sales of $194,512 in net sales of hydrogels; (2) a decrease of $52,500 in research and development contract revenues, offset by (3) an increase of $11,904 in license, royalty and distribution fees, and (4) increased sales of $73,326 in domestic and international sales of skin care products. The decrease in net sales of hydrogels is primarily attributable to an overstock in inventory by one of the Company's large customers at the end of 1998.

COSTS AND EXPENSES

         Cost of sales for the three months ended March 31, 1999 was $86,616, versus $174,114 for the same period in 1998, a decrease of $87,498 or 50.3%. This decrease in cost of sale was attributable to the 32.8% decrease in net product sales offset by the lower costs due to product mix. Selling, general and administrative expenses increased by $20,891 or 8.0% to $282,156 for the three months ended March 31, 1999 from $261,265 for the same period of 1998. The increase was primarily due to higher employee related and premises expenses. The research and development costs for the three months ended March 31, 1999 were $112,490 as compared to $121,330 for the same period in 1998, a decrease of $8,840 or 7.3%, mainly due to lower outside consulting costs and a decrease in license maintenance fees.

LEGAL JUDGMENT

         During the first quarter of 1998, a legal judgment that was previously accrued for was partially reversed on appeal. Based upon the appeal, the Company reversed $438,464 of the accrued legal judgment along with the related accrued interest charges.

OTHER (EXPENSE) INCOME, NET

         Total other (expense) income, increased by $69,076 to $49,511 for the three month period ended March 31, 1999, versus an expense of $14,565 for the same period in 1998 mainly attributable to a $124,360 collection of a receivable previously written off by the Company in a prior year, offset by a $55,274 increase in interest expense from the previous year, which primarily resulted from the reversal of approximately $48,000 of interest accrued related to the legal judgment in the first quarter of 1998.

         As a result of the reversal of the legal judgment in the previous year, the decreased revenues described above for the three months ended March 31, 1999 as compared to the same period of the prior year and the increased expenses described above for the same period of 1999 versus the prior year, the Company incurred a net loss of $76,685 for the three months ended March 31, 1999, as compared to the net income of $379,038 for the same period in 1998.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         The Company had $23,799 in cash on hand on March 31, 1999 versus $25,336 on December 31, 1998. The working capital deficit of $(7,861,600) on March 31, 1999 represents an increase of $82,075 from the 1998 year-end deficit level of $(7,779,525). The increase in working capital deficit was primarily attributable to the net loss incurred in the three-month period ended March 31, 1999.

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

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of March 31, 1999, the Company had made various withdrawals from and repayments to the Special Account.

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

         - The Company's revenues and income are derived primarily from the development and commercialization of medical and skin care products. The medical and skin care products industries is highly competitive. Such competition could negatively impact the Company's market share and therefore reduce the Company's revenues and income.

         - Competition may also result in a reduction of average unit prices paid for the Company's products. This, in turn, could reduce the percentage of profit margin available to the Company for its product sales.

         - The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and to successfully enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company develop procedures to bring to market in a timely fashion new products and services that meet customers' needs.

         - Historically, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

         - The Company may offer a broad variety of products and technologies to customers around the world. Changes in the mix of products and technologies comprising revenues could cause actual operating results to vary from those expected.

         - The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components and materials at reasonable prices and in a timely matter; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

         - The Company offers its products and technologies directly and through indirect distribution channels. Changes in the financial condition of, or the Company's relationship with, distributors, licensees and other indirect channel partners, could cause actual operating results to vary from those expected.

         - The Company does business and continues to seek to develop business on a worldwide basis. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating its products, could impact the Company's financial condition or future results of operations.

         - The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical and skin care products industry, as well as general economic conditions and other factors external to the Company.

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

                  Exhibit 27 Financial Date Schedules.


             (b)  REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES



          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HYMEDIX, INC.
                                (Registrant)



Date: May 14, 1999              By: /s/ Charles K. Kliment
                                    -----------------------------------------
                                    Charles K. Kliment
                                    President (Principal Executive Officer)



Date: May 14, 1999              By: /s/ William G. Gridley, Jr.
                                    -----------------------------------------
                                    William G. Gridley, Jr.
                                    Chairman, Chief Financial Officer,
                                    (Secretary, Treasurer, Principal
                                    Financial Officer and Principal
                                    Accounting Officer), Director