Form 10QSB
period 1999-06-30
HYMEDIX INC
filed 1999-08-16
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         June 30, 1999         .
                                                 ------------------------------

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                         Commission file number 0-19827

                                  HYMEDIX, INC.
             (Exact name of registrant, as specified in its charter)

                  Delaware                                22-3279252
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                    2245 Route 130, Dayton, New Jersey 08810
          (Address of principal executive offices, including zip code)

     Registrant's telephone number, including area code:    (732) 274-2288
                                                         -----------------


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X   No
                             ---     ---

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                        Outstanding as of July 31, 1999
            -----                        -------------------------------
           Common                                 6,143,548


Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ---      ---

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                       Page No.
                                                                                                       --------
PART I -     FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                      and December 31, 1998                                                               3

                      Consolidated Statements of Operations for the Three and
                      Six Months Ended June 30, 1999 and June 30, 1998 (Unaudited)                        4

                      Consolidated Statement of Stockholders' Deficit for the
                      Six Months Ended June 30, 1999                                                      5

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 1999 and June 30, 1998 (Unaudited)                                   6

                      Notes to Interim Consolidated Financial Statements                                  7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                 8

PART II - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                                                   12


SIGNATURES                                                                                               13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                                                       June 30,        December 31,
                                                                        1999               1998
                                                                    ------------       ------------
                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                      $     34,127       $     25,336
     Restricted cash                                                     139,521                  0
     Accounts receivable                                                  69,465                217
     License, royalty and distribution receivable                        110,000             40,000
     Note receivable from related party                                   86,000             46,640
     Inventories, net                                                    169,743            162,546
     Other current assets                                                 20,585             16,814
                                                                    ------------       ------------
         Total current assets                                            629,441            291,553
PROPERTY AND EQUIPMENT, NET                                                1,212              5,255
PATENTS, NET                                                              46,357             62,077
SECURITY DEPOSIT                                                          59,040             59,040
                                                                    ------------       ------------
         Total assets                                               $    736,050       $    417,925
                                                                    ------------       ------------
                                                                    ------------       ------------
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                  $  4,046,979       $  4,046,979
     Accounts payable and accrued expenses                             3,926,834          3,656,599
     Accrued legal judgment and settlement                               367,500            367,500
     Deferred revenue                                                     83,100                  0
                                                                    ------------       ------------
              Total current liabilities                                8,424,413          8,071,078
                                                                    ------------       ------------
ACCRUED LEGAL SETTLEMENT                                                 200,000            200,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value,
        800,000 shares authorized, 10,190 shares issued and
        outstanding                                                       30,570             30,570
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                     2                  2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 6,143,548 and 5,713,500 shares issued                 6,144              5,713
         and outstanding in 1999 and 1998 respectively
     Additional paid-in capital                                       15,650,343         15,646,474
     Accumulated deficit                                             (22,075,422)       (22,035,912)
     Subscription receivable                                          (1,500,000)        (1,500,000)
                                                                    ------------       ------------
         Total stockholders' deficit                                  (7,888,363)        (7,853,153)
                                                                    ------------       ------------
         Total liabilities and stockholders' deficit                $    736,050       $    417,925
                                                                    ------------       ------------
                                                                    ------------       ------------

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                                -----------------------------------------------------------------
                                                    1999             1998              1999               1998
                                                -----------       -----------       -----------       -----------
REVENUES:

     Net product sales                          $   268,635       $   243,175       $   516,497       $   612,223
     License, royalty & distribution fees            70,000            58,095           135,954           112,145
     Research and development contracts              31,250            58,750            72,500           152,500
                                                -----------       -----------       -----------       -----------
         Total revenues                             369,885           360,020           724,951           876,868
                                                -----------       -----------       -----------       -----------

COSTS AND EXPENSES:

     Cost of sales                                   62,966            49,399           149,582           223,513
     Selling, general and administrative            246,497           276,550           528,653           537,815
     Research and development                       108,202           113,212           220,692           234,542
     Reversal of legal judgement                          0                 0                 0          (438,464)
                                                -----------       -----------       -----------       -----------
         Total costs and expenses                   417,665           439,161           898,927           557,406
                                                -----------       -----------       -----------       -----------
         (Loss) income from operations              (47,780)          (79,141)         (173,976)          319,462
                                                -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
     Realized loss on sale of investments                 0           (23,369)                0           (23,369)
     Interest expense                               (75,045)          (74,242)         (149,894)          (93,817)
     Interest income                                      0                93                 0               103
     Other income                                   160,000                 0           284,360                 0
                                                -----------       -----------       -----------       -----------
         Total other income (expense), net           84,955           (97,518)          134,466          (117,083)
                                                -----------       -----------       -----------       -----------
         Net income (loss)                      $    37,175       $  (176,659)      $   (39,510)      $   202,379
                                                -----------       -----------       -----------       -----------
                                                -----------       -----------       -----------       -----------
BASIC INCOME (LOSS) PER
 COMMON SHARE:                                  $     (0.00)      $     (0.04)      $     (0.02)      $      0.02
                                                -----------       -----------       -----------       -----------
                                                -----------       -----------       -----------       -----------

DILUTED INCOME (LOSS) PER
 COMMON SHARE:                                  $     (0.00)      $     (0.04)      $     (0.02)      $      0.02
                                                -----------       -----------       -----------       -----------
                                                -----------       -----------       -----------       -----------


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             6,143,548         5,713,500         5,928,524         5,713,500
                                                -----------       -----------       -----------       -----------
                                                -----------       -----------       -----------       -----------

DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                      6,143,548         5,713,500         5,928,524         5,713,500
                                                -----------       -----------       -----------       -----------
                                                -----------       -----------       -----------       -----------


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                Consolidated Statement of Stockholders' Deficit
                     For The Six Months Ended June 30, 1999
                                   (Unaudited)


                                                   8% Senior                                                               Total
                                                  Convertible                    Additional                               Stock-
                                    Comprehensive Preferred   Preferred  Common   Paid-in      Accumulated  Subscription  holders'
                                        Loss        Stock      Stock     Stock    Capital        Deficit     Receivable   Deficit
                                    -------------  ---------   --------  ------   ---------    -----------   -----------  --------
BALANCE AT DECEMBER 31, 1998                       $30,570       $2     $5,713  $15,646,474  $(22,035,912) $(1,500,000) $(7,853,153)
Comprehensive loss:
  First and Second Quarter 1999:
    Net loss                          $(39,510)                                                   (39,510)                  (39,510)
    Common stock issued for warrants                                       431        3,869                                   4,300

                                      --------
Comprehensive loss                    $(39,510)
                                      --------


                                                   -------       --     ------  -----------  ------------  -----------   ----------
BALANCE AT JUNE 30, 1999                           $30,570       $2     $6,144  $15,650,343  $(22,075,422) $(1,500,000)  $7,888,363
                                                   -------       --     ------  -----------  ------------  -----------   ----------


The accompanying notes to interim consolidated financial statements are an integral part of this consolidated financial statement.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------
                                                                                      1999             1998
                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net (loss) Income                                                    $ (39,510)      $ 202,379
                                                                                    ---------       ---------

               Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
                        Depreciation and amortization                                  19,763          27,225
                        Realized loss on sale of investments                                0          23,369

                        (Increase) decrease in:
                             Accounts receivable                                      (69,248)        128,471
                             License, royalty and distribution
                              receivable                                              (70,000)              0
                             Note receivable from related party                       (39,360)              0
                             Inventories, net                                          (7,197)         38,759
                             Other current assets                                      (3,771)         14,778

                        Increase (decrease) in:
                             Accounts payable and accrued expenses                    270,235         (72,560)
                             Accrued legal judgement                                        0        (438,464)
                             Deferred revenue                                          83,100          62,500
                                                                                    ---------       ---------
                                 Total adjustments                                    183,522        (215,922)
                                                                                    ---------       ---------
                                 Net cash provided by (used in)
                                  operating activities                                144,012         (13,543)
                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from sale of investments                                            0          60,631

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from exercise of warrants                                       4,300               0
               Increase in restricted cash                                           (139,521)              0
               Principal repayment of notes payable                                         0         (20,617)
                                                                                    ---------       ---------
                    Net cash provided by (used in) financing activities              (135,221)        (20,617)
                                                                                    ---------       ---------

                    Net increase in cash and cash equivalents                           8,791          26,471

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         25,336          51,381
                                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  34,127       $  77,852
                                                                                    ---------       ---------
                                                                                    ---------       ---------


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

         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

2. INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

3. OTHER INCOME

         Substantially all of the other income recorded in 1999 and 1998 relates to the collection of a receivable previously written off by the Company in a prior year.

4. RESTRICTED CASH

         During the second quarter of 1999, a court levy was served against the Company due to a legal judgment previously entered against the Company, and the cash in the account was frozen by the bank. A settlement was reached with the creditor and the account freeze can be removed in a few months.

5. EARNINGS PER SHARE

              The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                     --------------------------------------------------------------
                                                        1999            1998              1999              1998
                                                     ----------      -----------       -----------       ----------
Numerator:
     Net income (loss) less preferred dividends
       of $34,361 for the three month periods
       and $68,723 for the six month periods         $    2,814      $  (211,020)      $  (108,233)      $  133,656
                                                     ----------      -----------       -----------       ----------

Denominator:
     Weighted average common
       shares outstanding                             6,143,548        5,713,500         5,928,524        5,713,500
                                                     ----------      -----------       -----------       ----------
BASIC INCOME (LOSS) PER
  COMMON SHARE                                       $     0.00      $     (0.04)      $     (0.02)      $     0.02
                                                     ----------      -----------       -----------       ----------
                                                     ----------      -----------       -----------       ----------
Numerator:
     Net income (loss) less preferred dividends
       of $34,361 for the three month periods
       and $68,723 for the six month periods         $    2,814      $  (211,020)      $  (108,233)      $  133,656
                                                     ----------      -----------       -----------       ----------

Denominator:
     Weighted average common
       shares outstanding                             6,143,548        5,713,500         5,928,524        5,713,500
                                                     ----------      -----------       -----------       ----------
DILUTED INCOME (LOSS) PER
  COMMON SHARE                                       $     0.00      $     (0.04)      $     (0.02)      $     0.02
                                                     ----------      -----------       -----------       ----------
                                                     ----------      -----------       -----------       ----------


      None of the common shares issuable under the Company's stock option plan, upon conversion of the preferred stock and convertible bonds or through the outstanding warrants were included in the above earnings per share calculations because their inclusion would be anti dilutive for both the six months and the three months ended June 30, 1999 and 1998, respectively.

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


RESULTS OF OPERATIONS

     REVENUES

     The Company's total revenues for the three months and six months ended June 30, 1999 were $369,885 and $724,951, respectively, versus $360,020 and $876,868 for the same periods in 1998; an increase of 2.7% and a decrease of 17.3%, respectively. The revenue increase in net product sales resulted from a $45,697 increase in net sales of hydrogels and a $2,044 increase in BIONIQ domestic sales, offset by a $22,281 decrease in BIONIQ export sales during the three months ended June 30, 1999, compared to the same period of 1998. The decrease in net product sales of $95,726 for the six months ended June 30, 1999 compared to the same period of the previous year was due to a decrease of $148,814 in sales of hydrogels (primarily occurring in the first three months of the period) offset by a $52,246 increase in BIONIQ export sales, and an $842 increase in domestic sales of BIONIQ products.

     Revenue from royalty and research and development contracts decreased $15,595 during the three months ended June 30, 1999, compared to the prior year period, primarily as the result of an increase of $11,905 royalties contributed by a major pharmaceutical company and a $27,500 decrease in development agreements. Royalty and research and development revenues decreased $56,191 for the six months ended June 30, 1999 from the same period of 1998 primarily the result of an increase of $23,809 in royalties and a decrease of $80,000 in development agreements.

     COSTS AND EXPENSES

     Cost of sales for the three months and six months ended June 30, 1999 were $62,966 and $149,582, respectively, versus $49,399 and $223,513 for the same periods in 1998, an increase of 27.5% and a decrease of 33.1%, respectively. The increase for the three months ended June 30, 1999 was in proportion to the 10.5% increase in net product sales and product mix whereas the decrease for the six months ended June 30, 1999 from the same period of the prior year was attributable to lower sales, the lower costs due to revisions in the standard costs of certain products and product mix. Selling, general and administrative expenses decreased 10.9% and 1.7% to $246,497 and $528,653 respectively, for the three months and six months ended June 30, 1999 from the same period of 1998. The decrease was principally due to a reduction in equipment lease, patent and depreciation expenses. The research and development costs for the three months and six months ended June 30, 1999 were $108,202 and $220,692, respectively, as compared to $113,212 and $234,542 for the same periods in 1998, a decrease of 4.4% and 5.9%, respectively, resulting from decreased costs of the research and development staff.

     LEGAL JUDGMENT

     During the first quarter of 1998, a legal judgment that was previously accrued for was partially reversed on appeal. Based upon the appeal, the Company reversed $438,464 of the accrued legal judgment along with the related accrued interest charges.

     OTHER INCOME (EXPENSE)

     Total other income, for the three months and six months ended June 30, 1999 was $84,955 and $134,466, respectively, versus an expense of $97,518 and $117,083 for the same periods in 1998, increase of $182,473 and $251,549, respectively. The increase in other income for the six months ended June 30, 1999 was mainly attributable to a $284,360 collection of a receivable previously written off by the Company in a prior year, offset by a $56,077 increase in interest expense from the previous year, which primarily results from the reversal of approximately $48,000 of interest accrued on a legal judgment reversed during the first quarter of 1998, and offset by the realized loss on sales of investments resulting from the decrease value of certain common stock in 1998 that the Company acquired through a manufacturing and distribution rights agreement.

     As a result of the decreased costs and increased revenues described above for the three months ended June 30, 1999 as compared to the same period of the prior year, the Company recorded income of $37,175 for the three months ended June 30, 1999, versus a net loss of $176,659 for the same period of 1998. As a result of the reversal of the legal judgment during the first quarter of 1998, decreased costs and expenses for the six months ended June 30, 1999 as compared to the same period of the prior year, the Company incurred a net loss of $39,510 for the six months ended June 30, 1999 as compared to the net income of $202,379 for the same period in 1998.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

     The Company had $34,127 in cash and cash equivalents on hand on June 30, 1999 versus $25,336 on December 31, 1998. The working capital deficit of $(7,794,972) on June 30, 1999 represents an increase of $15,447 from the previous year-end deficit level of $(7,779,525). The increase in working capital deficit was primarily attributable to the net loss incurred in the six-month period ended June 30, 1999.

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

     Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of June 30, 1999, the Company had made various withdrawals from and repayments to the Special Account.

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

     In June of 1997, the Company received a payment of a $100,000 refundable deposit from a potential distributor with whom the Company has reached an agreement in principle regarding certain aspects of the Company's consumer skin care business. The Company has agreed to grant the distributor an option to negotiate an agreement with the Company with respect to the Company's skin care product in certain territories or to match the terms of any such agreement that the Company may negotiate with a third party, on a right-of-first refusal basis. This option expires on the earlier of June 30, 2001 or the date on which the Company reaches any such third party agreement. The $100,000 deposit would be refundable to the distributor in the even any such third party agreement is consummated or creditable against amount payable under any definitive agreement between the Company and this distributor. This option is subject to negotiation and execution of a definitive agreement regarding this matter.

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

     The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes tin the underlying assumptions.


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


                                         HYMEDIX, INC.
                                         (Registrant)



Date:  August 13, 1999              By:  /s/ Charles K. Kliment
                                         ---------------------------------------
                                         Charles K. Kliment
                                         President (Principal Executive Officer)





Date:  August 13, 1999              By:  /s/ William G. Gridley, Jr.
                                         ---------------------------------------

                                         William G. Gridley, Jr.
                                         Chairman, Chief Financial Officer,
                                          (Secretary, Treasurer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer), Director