Form 10QSB
period 1999-09-30
HYMEDIX INC
filed 1999-11-15
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended September 30, 1999 .
                      -------------------------------------

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

                                         Yes   X   No
                                            ------   -------

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     CLASS                                 OUTSTANDING AS OF OCTOBER 31, 1999
     -----                                 ----------------------------------
     Common                                          6,143,548

Transitional Small Business Disclosure Format (Check one):     Yes     No   X
                                                                  ----   ----

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                       PAGE NO.

PART I -     FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of September 30, 1999
                      (Unaudited) and December 31, 1998.                                                   3

                      Consolidated Statements of Operations for the Three and
                      Nine Months Ended September 30, 1999 and
                      September 30, 1998 (Unaudited).                                                      4

                      Consolidated Statement of Stockholders' Deficit for the
                      Nine Months Ended September 30, 1999 (Unaudited).                                    5

                      Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 1999 and September 30, 1998
                      (Unaudited)                                                                          6

                      Notes to Interim Consolidated Financial Statements                                   7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                  9

PART II - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                                                    15


SIGNATURES                                                                                                16


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                  September 30,       December 31,
                                                                                      1999                1998
                                                                                  -------------       ------------
                                                                                  (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                                    $    296,932       $     25,336
     Restricted cash                                                                   139,447                  0
     Accounts receivable                                                                13,549                217
     License, royalty and distribution receivable                                            0             40,000
     Note receivable from related party                                                 87,289             46,640
     Inventories, net                                                                  193,504            162,546
     Other current assets                                                               37,868             16,814
                                                                                  ------------       ------------
         Total current assets                                                          768,589            291,553
PROPERTY AND EQUIPMENT, NET                                                                987              5,255
PATENTS, NET                                                                            38,497             62,077
SECURITY DEPOSIT                                                                        59,040             59,040
                                                                                  ------------       ------------
         Total assets                                                             $    867,113       $    417,925
                                                                                  ============       ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Notes payable                                                                $  3,946,979       $  4,046,979
     Accounts payable and accrued expenses                                           2,896,848          3,656,599
     Accrued legal judgment and settlement                                             417,500            367,500
     Deferred revenue                                                                   40,430                  0
     Customer deposits                                                                 874,000                  0
                                                                                  ------------       ------------
              Total current liabilities                                              8,175,757          8,071,078
                                                                                  ------------       ------------
ACCRUED LEGAL SETTLEMENT                                                               150,000            200,000
                                                                                  ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     8%  Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 10,190 shares issued and
         outstanding                                                                    30,570             30,570
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                                   2                  2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 6,143,548 and 5,713,500 shares issued
         and outstanding in 1999 and 1998 respectively                                   6,144              5,713
     Additional paid-in capital                                                     15,650,343         15,646,474
     Accumulated deficit                                                           (21,645,703)       (22,035,912)
     Subscription receivable                                                        (1,500,000)        (1,500,000)
                                                                                  ------------       ------------
         Total stockholders' deficit                                                (7,458,644)        (7,853,153)
                                                                                  ------------       ------------
         Total liabilities and stockholders' deficit                              $    867,113       $    417,925
                                                                                  ============       ============



        The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                       ------------------------       --------------------------
                                                         1999            1998           1999              1998
                                                       --------       ---------       --------          --------

REVENUES:

     Net product sales                              $    61,595     $   480,293     $   578,092     $ 1,092,516
     License, royalty & distribution fees                67,313          63,996         203,267         176,141
     Research and development contracts                  36,250          53,750         108,750         206,250
                                                    -----------     -----------     -----------     -----------
         Total revenues                                 165,158         598,039         890,109       1,474,907
                                                    -----------     -----------     -----------     -----------

COSTS AND EXPENSES:

     Cost of sales                                        3,383         129,164         152,965         352,677
     Selling, general and administrative                468,774         293,571         997,427         831,386
     Research and development                           139,916         102,731         360,608         337,273
     Reversal of legal judgement                              0               0               0        (438,464)
                                                    -----------     -----------     -----------     -----------
         Total costs and expenses                       612,073         525,466       1,511,000       1,082,872
                                                    -----------     -----------     -----------     -----------
         (Loss) income from operations                 (446,915)         72,573        (620,891)        392,035
                                                    -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):

     Realized gain (loss) on sale of investments              0          16,808               0          (6,561)
     Interest expense                                   (74,655)        (74,437)       (224,549)       (168,254)
     Gain on settlement                                 950,000               0         950,000               0
     Other income                                         1,289             321         285,649             424
                                                    -----------     -----------     -----------     -----------
         Total other income (expense), net              876,634         (57,308)      1,011,100        (174,391)
                                                    -----------     -----------     -----------     -----------
         Net income                                 $   429,719     $    15,265     $   390,209     $   217,644
                                                    ===========     ===========     ===========     ===========

BASIC INCOME PER
 COMMON SHARE:                                      $      0.06     $      0.00     $      0.04     $      0.02
                                                    ===========     ===========     ===========     ===========

DILUTED INCOME PER
 COMMON SHARE:                                      $      0.06     $      0.00     $      0.04     $      0.02
                                                    ===========     ===========     ===========     ===========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 6,143,548       5,713,500       6,001,774       5,713,500
                                                    ===========     ===========     ===========     ===========


DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                          6,143,548       5,713,500       6,001,774       5,713,500
                                                    ===========     ===========     ===========     ===========



      The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Deficit
                  For The Nine Months Ended September 30, 1999
                                   (Unaudited)

                                                                  8% Senior
                                                                  Convertible                                      Additional
                                                Comprehensive      Preferred       Preferred         Common        Paid-in
                                                   Income            Stock           Stock           Stock         Capital
                                                   ------            -----           -----           -----         -------

BALANCE AT DECEMBER 31, 1998                                        $30,570            $2            $5,713      $15,646,474
Comprehensive Income:
         Net Income                               $390,209
         Common stock issued for
          the exercise of warrants                                                                      431            3,869

                                                  --------
Comprehensive Income                              $390,209
                                                  ========          -------            --            ------       -----------
BALANCE AT SEPTEMBER 30, 1999                                       $30,570            $2            $6,144       $15,650,343
                                                                    =======            ==            ======       ===========




                                                                          Total
                                                                          Stock-
                                       Accumulated    Subscription        holders'
                                       Deficit        Receivable          Deficit
                                       -------        ----------          -------
BALANCE AT DECEMBER 31, 1998        $(22,035,912)   $(1,500,000)       $(7,853,153)
Comprehensive Income:
         Net Income                      390,209                           390,209
         Common stock issued for
          the exercise of warrants                                           4,300


Comprehensive Income
                                     ------------    -----------        -----------
BALANCE AT SEPTEMBER 30, 1999       $(21,645,703)   $(1,500,000)       $(7,458,644)
                                     ============    ===========        ===========



        The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    -----------------------
                                                                                     1999            1998
                                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

               Net Income                                                           $ 390,209     $ 217,644
                                                                                    ---------     ---------

               Adjustments to reconcile net income to net cash provided by (used
                    in) operating activities:

               Depreciation and amortization                                           27,848        41,562
                        Realized loss on sale of investments                                0         6,561

                        (Increase) decrease in:
                        Accounts receivable                                           (13,332)      (60,106)
                             License, royalty and distribution
                              receivable                                               40,000             0
                             Note receivable from related party                       (40,649)            0
               Inventories, net                                                       (30,958)       88,131
               Other current assets                                                   (21,054)      (49,993)

                        Increase (decrease) in:
                             Accounts payable and accrued expenses                   (759,751)        4,020
                             Accrued legal judgement                                        0      (438,464)
                             Deferred revenue                                          40,430        31,250
                             Customer deposits                                        874,000             0
                                                                                    ---------     ---------
                                 Total adjustments                                    116,534      (377,039)
                                                                                    ---------     ---------
                                 Net cash provided by (used in)
                                  operating activities                                506,743      (159,395)
                                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from sale of investments                                            0       152,439
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from exercise of warrants                                       4,300             0
                    Increase in restricted cash                                      (139,447)            0
               Principal repayment of notes payable                                  (100,000)      (20,617)
                                                                                    ---------     ---------
                    Net cash used in financing activities                            (235,147)      (20,617)
                                                                                    ---------     ---------

                    Net increase (decrease) in cash and cash equivalents              271,596       (27,573)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         25,336        51,381
                                                                                    ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 296,932     $  23,808
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

2.   INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

3.   GAIN ON SETTLEMENT

     Gain on settlement represents prior rent that has been forgiven by the Company's ex-landlord.

4.   OTHER INCOME

     Substantially all of the other income recorded for the nine months ended September 30, 1999 relates to the collection of a receivable previously written off by the Company in a prior year.

5.   RESTRICTED CASH

     During the second quarter of 1999, a court levy was served against the Company due to a legal judgment previously entered against the Company, and the cash in the Company's account was frozen by the bank. A settlement was reached between the Company, the secured bondholders, and the creditor and the cash in the account was released by the bank in October 1999.

6.   CUSTOMER DEPOSITS

     During the third quarter of 1999, an agreement was signed between the Company and one of the Company's major customer to assign all patent rights of the Company with respect to intraocular lenses to the customer. A large portion of the proceeds received were deferred due to the Company's failure to obtain a release of such patent rights from the secured bondholders.

7.   EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                       Three Months Ended         Nine Months Ended
                                                         September 30,               September 30,
                                                    ---------------------        ---------------------
                                                    1999            1998         1999             1998
                                                    ----            ----         ----             ----

Numerator:
     Net income less preferred dividends
       of $34,361 for the three month periods
       and $103,084 for the nine month periods    $   395,358    $   (19,096)    $   287,125    $   114,560
                                                    ---------      ---------       ---------      ---------

Denominator:
     Weighted average common
       shares outstanding                           6,143,548      5,713,500       6,001,774      5,713,500
                                                    ---------      ---------       ---------      ---------
BASIC INCOME PER
  COMMON SHARE                                    $      0.06    $      0.00     $      0.04    $      0.02
                                                    =========      =========       =========      =========

Numerator:

     Net income less preferred dividends
       of $34,361 for the three month periods
       and $103,084 for the nine month periods    $   395,358    $   (19,096)    $   287,125    $   114,560
                                                    ---------      ---------       ---------      ---------

Denominator:
     Weighted average common
       shares outstanding                           6,143,548      5,713,500       6,001,774      5,713,500
                                                    ---------      ---------       ---------      ---------
DILUTED INCOME PER
  COMMON SHARE                                    $      0.06     $     0.00     $      0.04    $      0.02
                                                    =========      =========       =========       ========



None of the common shares issuable under the Company's stock option plan, upon conversion of the preferred stock and convertible bonds or through the outstanding warrants were included in the above earnings per share calculations because their inclusion would be anti dilutive for both the nine months and the three months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, the Company had stock options outstanding to purchase 262,705 shares of common stock that were not included in the computation of diluted income per share because to do so would be antidilutive.

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

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues for the three months and nine months ended September 30, 1999 were $165,158 and $890,109, respectively, versus $598,039 and $1,474,907 for the same periods in 1998; a decrease of 72.4% and 39.6%, respectively. The revenue decrease in net product sales resulted from a $408,162 decrease in net sales of hydrogels, a $9,330 decrease in BIONIQ domestic sales and a $1,206 decrease in BIONIQ export sales during the three months ended September 30, 1999 compared to the same period of 1998. The decrease in net product sales of $514,424 for the nine months ended September 30, 1999 compared to the same period of the previous year was due to a $556,977 decrease in sales of hydrogels, and a $8,488 decrease in domestic sales of BIONIQ products, offset by a $51,041 increase in sales of skin care products to overseas customers.

Revenue from license, royalty and distribution fees increased $3,317 and $27,126 respectively, during the three and nine months ended September 30, 1999 from the prior year period, primarily as a result of increases in royalties contributed by a major pharmaceutical company for the Company's patent rights with respect to intraocular lenses. Research and development revenue decreased 32.6% and 47.3% to $36,250 and $108,750 respectively, for the three and nine months ended September 30, 1999 from the same period of 1998.

COSTS AND EXPENSES

Cost of sales for the three months and nine months ended September 30, 1999 were $3,383 and $152,965, respectively, versus $129,164 and $352,677 for the same periods in 1998, a decrease of 97.4% and 56.6%, respectively. The decrease for the three and nine months ended September 30, 1999 was attributable to lower sales, higher margin, and the settlement of a disputed invoice with one of the Company's manufacturers. Selling, general and administrative expenses increased 59.7% and 20.0% to $468,774 and $997,427 respectively, for the three months and nine months ended September 30, 1999 from the same period of 1998.

The increase was principally due to increased legal fees and staff expense. The research and development costs for the three months and nine months ended September 30, 1999 were $139,916 and $360,608, respectively, as compared to $102,731 and $337,273 for the same periods in 1998, an increase of 36.2% and 6.9%, respectively. The increase for the three and nine months ended September 30, 1999 was primarily due to royalty expenses and increased costs of the research and development staff.

LEGAL JUDGMENT

During the first quarter of 1998, a legal judgment that was previously accrued for was partially reversed on appeal. Based upon the appeal, the Company reversed $438,464 of the accrued legal judgment along with the related accrued interest charges.

OTHER INCOME (EXPENSE)

Total other income (expense), net for the three months and nine months ended September 30, 1999 were income of $876,634 and $1,011,100, respectively, versus an expense of $57,308 and $174,391 for the same period in 1998. An increase of $933,942 and $1,185,491, respectively. The increase in income for the three months ended September 30, 1999 was mainly due to a gain on the settlement for prior rent that has been forgiven by the Company's ex-landlord, offset by the realized gain on sales of investments in 1998 resulting from the increased value of certain common stock that the Company acquired through a manufacturing and distribution rights agreement. The increase for the nine months ended September 30, 1999 was mainly attributable to the gain on the settlement described above, and a $285,649 collection of a receivable previously written off by the Company in a prior year, offset by a $56,295 increase in interest expense from the previous year due to the reversal of interest accrued on a legal judgment reversed during the first quarter of 1998.

As a result of the increased other income, increased costs and expenses, and decreased revenue described above for the three months ended September 30, 1999 as compared to the same period of the prior year, the Company recorded net income of $429,719 for the three months ended September 30, 1999, compared to the net income of $15,265 for the same period of 1998. As a result of the reversal of the legal judgment during the first quarter of 1998, increased other income, decreased revenue and decreased costs and expenses for the nine months ended September 30, 1999 as compared to the same period of the prior year, the Company recorded net income of $390,209 for the nine months ended September 30, 1999 as compared to $217,644 for the same period in 1998.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

The Company had $296,932 in cash and cash equivalents on hand on September 30, 1999 versus $25,336 on December 31, 1998. The working capital deficit of $(7,407,168) on September 30, 1999 represents a decrease of $372,357 from the previous year-end deficit level of $(7,779,525). The decrease in working capital deficit was primarily attributable to the net income recorded in the nine-month period ended September 30, 1999, as a result of the increase in other income and the decrease in revenue, costs and expenses described above.

The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the outstanding balance amounts of $1,500,000 and $900,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments that have not been made.

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

Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of September, 1999, the Company had made various withdrawals from and repayments to the Special Account.

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

In June of 1997, the Company received a payment of a $100,000 refundable deposit from a potential distributor with whom the Company has reached an agreement in principle regarding certain aspects of the Company's consumer skin care business. The Company has agreed to grant the distributor an option to negotiate an agreement with the Company with respect to the Company's skin care products in certain territories or to match the terms of any such agreement that the Company may negotiate with a third party, on a right-of-first refusal basis. This option expires on the earlier of June 30, 2001 or the date on which the Company reaches any such third party agreement. The $100,000 deposit would be refundable to the distributor in the event any such third party agreement is consummated or creditable against amount payable under any definitive agreement between the Company and this distributor. This option is subject to negotiation and execution of a definitive agreement regarding this matter.

Management believes that the Company will have adequate resources to finance its operations in 1999. On April 29, 1998 the appellate court reversed $438,464 of the legal judgment against the Company but affirmed the remaining $367,500 against the Company. On July 5, 1999 the Company settled the judgment with the Plaintiff for a reduced amount and restructured the debt into installment payments to be made over 48 months.

An individual filed a complaint against the Company alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. If the Company or the other parties to this litigation default on any of the terms of the settlement agreement, the individual is entitled to enter a judgment against the Company and other parties to the litigation in the amount of $2,000,000, provided that the individual gives written notice of the default and it is not cured within sixty days.

In addition, the Company's secured convertible bonds are both past due, and while the Company is managing to make some payments on past due interest and principal, there is no assurance that sufficient funds will be available to the Company to service these debts and to continue its operations. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations in 2000, there is no assurance that other sources of funds will be available to the Company.

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

The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem should be completed by the end of 1999. The main risks associated with the Y2K problem are the uncertainties as to whether the Company's suppliers can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company's non-retail customers can continue to operate their business uninterrupted by the Y2K event. Although the state of readiness of the Company's suppliers and customers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurances be given as to eventual effectiveness of the Company's contingency plans.

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

                                      HYMEDIX, INC.
                                      (Registrant)

Date:   November 15, 1999       By:   /s/ Charles K. Kliment
                                      ---------------------------------------
                                      Charles K. Kliment
                                      President (Principal Executive Officer)

Date:   November 15, 1999       By:   /s/ William G. Gridley, Jr.
                                      ---------------------------------------
                                      William G. Gridley, jr.
                                      Chairman, Chief Financial Officer,
                                      (Secretary, Treasurer, Principal
                                      Financial Officer and Principal
                                      Accounting Officer), Director