Form 10KSB
period 1999-12-31
HYMEDIX INC
filed 2000-03-30
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1999         .

/ X / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

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

                         Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation
                           S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
/ x / incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State registrant's revenues for its most recent fiscal year:    $1,225,550
                                                            -----------------

The aggregate market value of the voting stock held by non-affiliates, based upon the average of the bid and asked price of the Common Stock on March 20, 2000 as reported by The OTC Bulletin Board, was approximately $330,987. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates for this purpose but not necessarily for other purposes.

The number of shares of Common Stock outstanding as of March 20, 2000 was 6,143,781.

Transitional Small Business Disclosure Format (Check one):

                                    Yes      No  X
                                       ----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to filed with the Securities and Exchange Commission on or before April 30, 2000 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

                                  HYMEDIX, INC.

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------

PART I

     Item 1.      Description of Business                                                              2

     Item 2.      Description of Property                                                              5

     Item 3.      Legal Proceedings                                                                    5

     Item 4.      Submission of Matters to a Vote of Security Holders                                  6

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters                             7

     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  8

     Item 7.      Financial Statements                                                                13

     Item 8.      Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                 14

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                                                        15

     Item 10.     Executive Compensation                                                              19

     Item 11.     Security Ownership of Certain Beneficial Owners
                  and Management                                                                      20

     Item 12.     Certain Relationships and Related Transactions                                      23

     Item 13.     Exhibits and Reports on Form 8-K                                                    25

SIGNATURES                                                                                            24

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

         The Company has been engaged through the HYMEDIX International subsidiary, in the development and commercialization of medical and skin care products based on its proprietary synthetic HYPAN-Registered Trademark-hydrogels and memory polymers. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop products and components with advantageous characteristics for a number of medical and other markets.

PRODUCTS

         The Company has developed two product lines in the past several years, a line of synthetic dressings for the treatment of chronic wounds, and a line of moisturizing creams and gels for the consumer skin care markets. In addition, the Company has several product development agreements with companies in the fields of drug delivery and permanent implants.

         WOUND CARE PRODUCTS

         The Company had developed a line of seven products for the chronic wound care markets, six of which have received market clearance from the FDA, and one of which does not require FDA clearance. In November, 1995, the Company entered into an agreement with ProCyte Corporation ("ProCyte") granting it a license to make, have made, use and sell products for the wound care field using the Company's HYPAN -Registered Trademark-technology. ProCyte modified one of the Company's wound care products, and has introduced it to the market. In late 1997, the ProCyte license agreement was modified to limit its rights to that specific product. The Company is seeking a new marketing partner or licensee for its remaining wound care products and additional new products, developed recently.

         SKIN CARE PRODUCTS

         The Company has developed a line of moisturizing creams and gels based on the emulsifying capabilities of its hydrophilic polymer systems and has introduced them to the United States market under the trade name BIONIQ-Registered Trademark-. The Company has also introduced a similar line of skin care products to Asian markets through a marketing partner. Until February 1997, the Company's principal means of distribution of BIONIQ-Registered Trademark- products was direct response television. When the monthly volume of direct response television sales did not meet the marketing company's expectations, direct response selling was discontinued. While continuing to seek another means of distribution, the Company sells a small amount of BIONIQ-Registered Trademark- products itself on the internet and by responding to telephone orders. The BIONIQ-Registered Trademark-product line presently consists of Body Therapy-TM-, a moisturizing lotion; Replenishing Complex-TM-, a moisturizing gel; Facial Formula-TM- (Dry/Normal) and Facial Formula-TM-(Normal/Oily), facial creams; Hydrating Cleanser-TM- (Dry/Normal) and Clarifying Cleanser-TM- (Normal/Oily), facial cleansers; Cucumber Refining Solution-TM-(Dry/Normal) and Tropical Refining Solution-TM- (Normal/Oily), facial toners; and Baby TherapyO, a body lotion for babies. Additional skin care products are under development. The Company is exploring other marketing channels for BIONIQ-Registered Trademark-, including other direct selling methods.

         RESEARCH & DEVELOPMENT CONTRACTS

         The Company is working on the development of products for other medical products companies under several R&D contracts. In 1991, the Company entered into a three year development agreement (which has been extended for a ninth year on substantially similar terms) with a major private U.S. medical products company for medical products using HYPAN-Registered Trademark- hydrogels in areas other than wound care. This medical products Company's primary focus has been on certain types of drug delivery and permanent implants. The Company's HYPAN-Registered Trademark- polymers are presently being evaluated for controlled release of wound healing agents, certain types of OTC products, embolic agents, thermo-reversible gels for various uses, for gastro-intestinal products and for certain ophthalmic applications.

         LICENSE AGREEMENTS

         The Company has an Option and License Agreement for the intro-occular Memory Lens-TM- with the Mentor Corporation. The Memory Lens has been on the market in Europe since 1995, and at the beginning of 1998 gained FDA approval for sales in the U.S. market. The Company is realizing royalty payments from the sales of the Memory lens world-wide. During 1999, the Company transferred all rights, title, and interest to the patent rights, as defined, to Mentor Corporation's successor for a one-time payment of $1,450,000. The full amount has been received by the Company as of December 31, 1999. Due to the fact that the Company has not satisfied all of its obligations under the agreement, as defined, a portion of the proceeds was recorded as deferred income. The Company also has license agreements for HYPAN-Registered Trademark- spinal disc replacement, HYPAN-Registered Trademark- particles as embolic agents and HYPAN-Registered Trademark-guidewires and catheters.

         SPECIALTY CHEMICALS

         Since 1988, the Company has sold HYPAN-Registered Trademark- hydrogels to the cosmetics and personal care industry (the "Trade") through a marketing partner, LIPO Chemicals, Inc. ("LIPO"). The Company signed a new Marketing and Distribution Agreement with LIPO Chemicals, Inc. on December 22, 1998, pursuant to which LIPO will retain its exclusive distribution rights worldwide, and the rights to manufacture two grades of HYPAN TN polymers, while the Company will keep the rights to manufacture all the other grades. The Company is also supplying special grades of HYPAN-Registered Trademark- polymers for photographic products, for maritime sensors and for specialty filters. Other areas are under development.

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

TECHNOLOGY AND PATENTS

         The Company has developed several families of patented synthetic hydrogels (i.e., hydrophilic polymer systems which do not dissolve in water) which can be used in a broad range of medical and other applications. These multi-block copolymers are tradenamed HYPAN-Registered Trademark-, an acronym for hydrolyzed polyacrylonitrile (PAN). In addition to HYPAN-Registered Trademark- hydrogels, the Company has developed temperature activated polymer systems with precise inherent shape memories.

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

         The Company manufactures HYPAN-Registered Trademark- materials at its Dayton, New Jersey facility. The Company believes that it presently has the capacity it needs to meet its HYPAN-Registered Trademark- hydrogel production requirements for the next three years, and that its raw materials for its operations are and will continue to be available for the foreseeable future. The Company's skin care products are manufactured to its specifications by contract manufacturers.

EMPLOYEES

         The Company presently employs fourteen (14) people, eight (8) of whom are engaged in management, marketing and administration; one (1) in regulatory affairs and quality assurance/control; one (1) in production; and four (4) in research and product development. None of the Company's personnel are represented by a union, and the Company believes its personnel relations are excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company rents approximately 22,000 square feet of office, laboratory and manufacturing space at 2245 Route 130 in Dayton, New Jersey under a lease with annual rental of approximately $354,000 per year (excluding utilities). The lease expires on June 30, 2003. At this facility the Company can manufacture approximately 5 tons of HYPAN-Registered Trademark- a year (enough annual capacity for the foreseeable future). The facility also provides all of the Company's office and laboratory space requirements.

ITEM 3.  LEGAL PROCEEDINGS.

         In September, 1993, HYMEX International's former President filed a complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint named HYMEDIX, HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kington Technologies Limited Partnership (KTLP) as defendants. The Complaint alleges (i) that HYMEDIX International wrongfully terminated the former President's employment, (ii) that he is owed $367,500 in deferred compensation and $74,500 in back salary, (iii) and that $323,000 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and is, therefore, void, and (iv) that KTLP's General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The Company filed an answer denying most of the former President's claims for relief. The $74,500 in back salary was paid in January 1994. In July 1996, after a jury trial, judgment was rendered against HYMEDIX, HYMEDIX International and KTLP in the amount of $805,964 plus interest. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000 with the forgiveness of all accrued interest to be paid in monthly payments over the next four years. During the year ended December 31, 1999, $80,000 was paid. The agreement stipulates that if any monthly payments are in default, as defined therein the judgement will revert back to $367,500 with full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 1999, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 1999.

         An individual filed a complaint against the Company and First Taiwan entities, alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. In January 2000, the full amount of $200,000 was paid. This amount is accrued for in the accompanying consolidated financial statements as of December 31, 1999. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent of the issued and outstanding common stock of the Company as of November 30, 1998 giving effect to the issuance of common stock underlying the warrants as though all of these warrants were fully exercised. The Company issued the individual warrants to purchase 430,048 shares of the Company's common stock on January 22, 1999. The warrants are exercisable by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999, and have an exercise price of $.01 per share of common stock underlying the warrants. The warrants provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise have a dilutive effect on the warrants. The Company valued the warrants at their estimated fair value of $4,300 using the Black Scholes method. All of the warrants were exercised in 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the period October 1, 1999 through December 31, 1999.

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

         The following table sets forth the range of the high and low bid prices for each of the Company's foregoing securities as reported by The OTC Bulletin Board for the eight quarterly periods begining on January 1, 1998 and ending on December 31, 1999.


                                                                             Common Stock
                                                                             ------------
               Period                                                    High           Low
               ------                                                    ----           ---

               1998:
                      1st quarter                                       $0.04          $0.02
                      2nd quarter                                        0.04           0.02
                      3rd quarter                                        0.04           0.02
                      4th quarter                                        0.04           0.02

               1999:
                      1st quarter                                       $0.04          $0.03
                      2nd quarter                                        0.04           0.04
                      3rd quarter                                        0.08           0.04
                      4th quarter                                        0.10           0.04

         The stock price ranges represent the high and low bid quotations as listed by The OTC Bulletin Board and reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of the close of business on March 20, 2000, there were 122 holders of record of the Company's Common Stock. The Company believes that it had approximately 400 beneficial owners of such securities as of such date.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In April, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires all costs incurred as start-up costs or organization costs be expensed as incurred. Adoption of this SOP in 1999 had no impact on the Company's consolidated financial statements.

         In March, 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. Adoption of the SOP in 1999 had no impact on the Company's consolidated financial statements.

Results of Operations

         REVENUES

         The Company's total revenues for the fiscal year ended December 31, 1999 were $1,225,550, versus $1,651,665 for the fiscal year ended 1998, a decrease of 25.8%. The decreased revenues for fiscal year 1999 from the previous year primarily results from (i) a decrease of $374,491 in net products sales; and (ii) a decrease of $82,500 in research and development fees. The decrease in revenues were partially offset by an increase of $30,876 in license, royalty and distribution fees. The decrease in net product sales is primarily due to a decrease in net sales of hydrogels' to two major customers and a decrease in BIONIQ-Registered Trademark- sales to an overseas customer.

         For the years ended December 31, 1999 and 1998, two of the Company's product lines encompassed over 92% and 71% of net product sales, respectively. For the year ended December 31, 1999, two of the Company's customers accounted for 72% and 20% of total revenues. For the year ended December 31, 1998, two of the Company's customers accounted for 47% and 17% of the total revenues.

         COSTS AND EXPENSES

         Cost of sales for the fiscal year ended December 31, 1999 was $312,453 versus $388,630 for fiscal year 1998, a decrease of 19.6%. The decrease in cost of sales was attributable to the lower sales, higher margin, and offset by the $100,000 inventory reserve established in 1999 for aged HYPAN-Registered Trademark- products. Selling, general and administrative expenses for fiscal year ended December 31, 1999 was $1,404,237 versus $1,191,316 for the fiscal year ended 1998, an increase of 17.9%. The increase was principally due to a increase in legal fees. Research and development costs for fiscal year were $475,117 versus $440,835 for fiscal year 1998, an increase of 7.8%, resulting from the increase in royalty expenses.

         LEGAL JUDGMENT AND SETTLEMENT

         In September, 1993, HYMEX International's former President filed a complaint against HYMEDIX International in the Superior Court of New Jersey, Law Division, Middlesex County. The Complaint named HYMEDIX, HYMEDIX International, each member of HYMEDIX International's Board of Directors, and Kington Technologies Limited Partnership (KTLP) as defendants. The Complaint alleges (i) that HYMEDIX International wrongfully terminated the former President's employment, (ii) that he is owed $367,500 in deferred compensation and $74,500 in back salary, (iii) and that $323,000 is owed him based on his claim that an agreement between him and KTLP to consolidate and extend the maturity date on three promissory notes that KTLP had executed in his favor was signed by him under duress and is, therefore, void, and (iv) that KTLP's General Partners failed to disclose to the former President at the time he signed the promissory note extension that HYMEDIX International planned to terminate his employment. The Company filed an answer denying most of the former President's claims for relief. The $74,500 in back salary was paid in January 1994. In July 1996, after a jury trial, judgment was rendered against HYMEDIX, HYMEDIX International and KTLP in the amount of $805,964 plus interest. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000 with the forgiveness of all accrued interest to be paid in monthly payments over the next four years. During the year ended December 31, 1999, $80,000 was paid. The agreement stipulates that if any monthly payments are in default, as defined therein the judgement will revert back to $367,500 with full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 1999, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 1999.

         An individual filed a complaint against the Company and First Taiwan entities, alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. In January 2000, the full amount of $200,000 was paid. This amount is accrued for in the accompanying consolidated financial statements as of December 31, 1999. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent of the issued and outstanding common stock of the Company as of November 30, 1998 giving effect to the issuance of common stock underlying the warrants as though all of these warrants were fully exercised. The Company issued the individual warrants to purchase 430,048 shares of the Company's common stock on January 22, 1999. The warrants are exercisable by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999, and have an exercise price of $.01 per share of common stock underlying the warrants. The warrants provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise have a dilutive effect on the warrants. The Company valued the warrants at their estimated fair value of $4,300 using the Black Scholes method. All of the warrants were exercised in 1999.

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

         OTHER INCOME (EXPENSE)

         Total other income (expense) net for fiscal year ended December 31, 1999 was $1,356,536 versus ($160,579) for fiscal year 1998, an increase of $1,517,115. The increase in income was mainly due to gain on the settlement for prior rent that has been forgiven by the Company's ex-landlord, a net operating loss ("NOL") sale of a portion of the Company's New Jersey NOLs to a company as approved and permitted by the State of New Jersey, and the recording of a receivable previously written off by the Company in a prior year, offset by an increase in interest expense from the previous year due to the reversal of interest accrued on a legal judgment reversed during the first quarter of 1998.

         As a result of the increased other income, the Company recorded net income of $390,279 for the fiscal year ended December 31, 1999 versus a loss of $295,531 for the fiscal year ended 1998.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         The Company had $356,003 in cash and cash equivalents on hand as of December 31, 1999 versus $25,336 as of December 31, 1998. The working capital deficit as of December 31, 1999 was $7,473,421 versus $7,779,525 as of December 31, 1998, a decrease of 3.9%. The decrease in working capital deficit was primarily attributable to the net income recorded in 1999 and the cash received related to the sale of certain patent rights, as defined, to Mentor Corporation's successor for $1,450,000.

         The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $900,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments not having been made.

         During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and is negotiating to extend the due date of the bond. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of approximately $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and negotiating to extend the due date of the bonds. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof.

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of December 31, 1999, the Company had made various withdrawals from and repayments to the Special Account.

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

         Management believes that the Company will have adequate resources to finance its operations in 2000. In addition, a judgement in the amount of $367,500 has been rendered against the Company and the Company also entered an agreement to settle certain litigation against the Company for $200,000 plus interest to be paid over thirty-six months beginning on January 1, 2000. In January 2000, the full amount of $200,000 was paid. Financing the judgement and settlement as well as the Company's operations will be difficult. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2000, there is no assurance that other sources of funds will be available to the Company.

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

         The Company had a loss from operations of $966,257 for the fiscal year ended December 31, 1999 and had an accumulated deficit at December 31, 1999 of $7,595,348. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on its loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 2000, there can be no assurance that other sources of funds will be available to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

              Set forth below is certain background information with respect to the directors and executive officers of the Company, including information furnished by them as to their principal occupations for the last five years, certain other directorships held by them and their ages as of March 30, 2000. Each of the Directors and Officers set forth below, other than Dr. Jennings, also hold the same position with HYMEDIX International.


                                                                                         Director or
                                                                                          Executive
Name                                   Age        Position(s) with the Company          Officer Since
----                                   ---        ----------------------------          -------------

Vladimir A. Stoy, Ph.D.                58         Vice Chairman (non-executive) and           1994
                                                  Director

Charles K. Kliment, Ph.D.              67         President and Chief Executive Officer       1994

William G. Gridley, jr.(3)             71         Chairman, Chief Financial Officer,          1994
                                                  Secretary, Treasurer and Director

George P. Stoy                          52        Vice President of Engineering and Director  1994

Sheng-Hsiung Hsu                        57        Director                                    1994

Dr. Hsia-Fu Chao(1)(3)                  65        Director                                    1994

Shu-Jean Kuo Chou                       62        Director                                    1994

Michael K. Hsu(1)(2)(3)                 42        Director                                    1994

Edward H. Jennings, Ph.D.(1)(2)         64        Director                                    1994


-----------------------------------
(1)      Member of the Compensation Committee of the Board of Directors
(2)      Member of the Audit Committee of the Board of Directors
(3)      Member of the Executive Committee of the Board of Directors

         Vladimir A. Stoy, Ph.D., VICE CHAIRMAN AND DIRECTOR. Dr. Stoy has served as Vice Chairman of the Board of HYMEDIX since January 1, 1996; prior to that he was Chairman. Dr. Stoy has served as Chairman of the Board of HYMEDIX International since 1986; he has held this position in a non-executive capacity since late 1993, when he became a consultant to the Company and has served as Chairman of the Board of HYMEDIX since the Acquisition Merger. Dr. Stoy received his Ph.D. in macromolecular chemistry, and spent eleven years at the Academy of Sciences in Prague, serving for some time as Head of the Laboratory of Biomedical Applications. A major part of his 90 patents and numerous publications are related to hydrogel technology. Dr. Stoy is the inventor of HYPAN-Registered Trademark- technology. Under a Licensing Agreement, S.K.Y. has licensed to the Company all of its technology in the Company's areas of interest (the "Sky License Agreement"). See "Certain Transactions." This agreement was terminated on October 31, 1998.

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

         George P. Stoy, VICE PRESIDENT OF ENGINEERING AND DIRECTOR. Mr. Stoy has served as Vice President of Engineering of HYMEDIX since the Acquisition Merger. Mr. Stoy has been with HYMEDIX International since its inception. Mr. Stoy has been involved in the development of HYPAN-Registered Trademark-technology from its early stages, and is responsible for the development of processing technology and product design. Mr. Stoy is an inventor or co-inventor of numerous inventions that are the subject of patents and patent applications. Mr. Stoy holds a Masters degree in Mechanical Engineering. Mr. Stoy is the brother of Vladimir A. Stoy.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal year 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The table below sets forth certain compensation information for the fiscal year ended December 31, 1999, 1998 and 1997 with respect to HYMEDIX Inc.'s ("HYMEDIX's" or the "Company's") Chief Executive Officer.

                                  HYMEDIX, INC.
                           Summary Compensation Table
                               Annual Compensation


                                                                                            Long-Term
                                                                                           Compensation
                                                                                              Awards
                                                                   Other Annual            (Securities
Name and Principal                                                 Compensation              Underlying
Position                            Year          Salary ($)           ($)                    Options (#))
-------------------------           ----          ----------  --------------------        -----------------

Charles K. Kliment                  1999             102,338               0                      30,000
 President and Chief                1998             103,500               0                           0
 Executive Officer                  1997              74,196               0                           0

George P. Stoy                      1999             102,338               0                           0
 Vice President of                  1998              98,461               0                           0
 Engineering and Director           1997              66,538               0                           0


             Aggregated Option/SAR Exercises in Last Fiscal Year and

                        Fiscal Year End Option/SAR Values

                              Number of Securities
                             Underlying Unexercised
                         Options at Fiscal Year End (#)
                            Exercisable/Unexercisable

Charles K. Kliment                             48,072/48,072
President and Chief
Executive Officer

George P. Stoy                                 19,886/19,886
Vice President of
Engineering and Director

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

         Director Stock Option Plan.

         On June 6, 1996, the Company's stockholders approved the adoption of the Company's Director Stock Option Plan (the "Director Plan"). The Director Plan is intended to provide nondiscretionary option grants to independent Directors of the Company as follows: (i) to those persons already serving on the Board and who are not employees, an option exercisable for 9,000 shares of the Company's Common Stock on the effective date of the Director Plan and, for so long as service on the Board continues, an option of 2,000 shares of the Company's Common Stock on each anniversary date thereof and (ii) to those persons joining the Board after the effective date of the Director Plan and who are not employees, an option exercisable for 5,000 shares of the Company's Common Stock on the date of election or appointment and, for so long as service on the Board continues, an option for 2,000 shares of the Company's Common Stock on each anniversary date of his or her joining the Company's Board, in each case exercisable at fair market value and subject to certain provisions of forfeiture. The Director Plan permits the grant of options to purchase up to an aggregate of 50,000 shares of Common Stock, all of which were reserved for grants under the Director Plan as of April 15, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 30, 2000 regarding the beneficial ownership of the Company's Common Stock by: (a) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (b) all Directors; (c) each of the executive officers of the Company named in the Summary Compensation Table; and (d) all executive officers and Directors of the Company as a group:


                                                                Shares Beneficially
     Name and Address                                                  Owner (1)
    of Beneficial Owner                                  Number                     Percentage
    -------------------                                  ------                     ----------

Kingston Technologies                                   1,384,551                      22.54%
 Limited Partnership  (2) (3)

First Taiwan Investment                                 2,658,423                      43.27%
 Holding Inc.  (4) (5) (6)

First Taiwan Venture                                    2,658,423                      43.27%
 Capital Inc.  (4) (5) (7)

First Taiwan Investment and                             2,658,423                      43.27%
 Development, Inc.  (4) (5) (8)

Vladimir A. Stoy, Ph.D.  (2) (3)                        1,390,180                      22.29%

William G. Gridley, jr.  (2) (3)                        1,452,065                      23.28%

George P. Stoy  (2) (3)                                 1,404,437                      22.52%

Sheng-Hsiung Hsu  (4) (5) (9)                           2,658,423                      43.27%

Dr. Hsia-Fu Chao  (4) (5) (10)                          2,658,423                      43.27%

Shu-Jean Kuo Chou  (4) (5) (11)                         2,658,423                      43.27%

Michael K. Hsu  (4) (5) (12)                            2,658,423                      43.27%

Edward H. Jennings, Ph.D.                                 -----                         -----
 The Ohio State University
 154 W. 12th Street
 Columbus, OH

George P. Stoy  (13)                                       19,886                          *


 78 Princeton Avenue
 Rocky Hill, NJ

Charles K. Kliment  (14)                                   48,072                           *
 321 Walnut Lane
 Princeton, NJ

Joseph Mo                                                 430,048                        7.00%
 One Belleview Terrace
 Princeton, NJ

    All officers and Directors                          4,136,003                       66.32%
     as a group (11 persons)


*   Less than one percent (1%).

(1) Shares of Common Stock subject to options or warrants exercisable as of March 30, 2000 (or exercisable within 60 days after such date), are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

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

(3) The business address of each of these persons is c/o HYMEDIX, Inc., 2245 Route 130, Dayton, New Jersey 08810.

(4) The business address of each of these persons is 13th Floor, 563 Chung Hsiao East Road, Section 4, Taipei, Taiwan 10516.

(5)      Consists of the following:


         * shares owned of record by First Taiwan Investment Holding Inc. ("FTIHI")              607,345
         * shares owned of record by First Taiwan Venture Capital Inc. ("FTVC")                  2,150,158
         * shares owned of record by First Taiwan Investment                                     2,559,343
                                                                                                 ---------
                  and Development, Inc. ("FTIDI")

         Total                                                                                   5,316,846

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

(10) Dr. Chao is Chairman of FTIHI. Dr. Chao disclaims beneficial ownership of all such shares, except to the extent of this investment interest therein.

(11) Ms. Chou is a Director of FTIHI. Ms. Chou disclaims beneficial ownership of all such shares, except to the extent of her investment interest therein.

(12) Mr. Hsu is a Director of FTVC and until June 1995, was Executive Vice-President of each of FTIHI, FTVC and FTIDI. Mr. Hsu disclaims beneficial ownership of all such shares, except to the extent of his investment interest therein.

(13) Includes 19,886 shares of Common Stock that Mr. Stoy has the right to acquire upon the exercise of stock options.

(14) Includes 48,072 shares of Common Stock that Dr. Kliment has the right to acquire upon the exercise of stock options.

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

                                     HYMEDIX, INC.
                                     (Registrant)

                                     By: /s/ Charles K. Kliment, Ph.D.
                                       ----------------------------------------
                                        Charles K. Kliment, Ph.D.
                                        President (Principal Executive Officer)
                                     Date: March   30 , 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                 Title                                  Date
              ---------                                 -----                                  ----

By:   /s/ Charles K. Kliment, Ph.D.                  President, (Principal Executive       March  30 , 2000
      -----------------------------------------      Officer
      Charles K. Kliment, Ph.D.


By:   /s/ William G. Gridley, Jr.                    Chairman, Chief Financial                March  30 , 2000
      -----------------------------------------      Officer (Secretary, Treasurer,
      William G. Gridley, Jr.                        Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer); Director

By:   /s/ Vladimir A. Stoy                           Director                                 March  30 , 2000
      -----------------------------------------
      Vladimir A. Stoy


By:   /s/ George P. Stoy                             Director                                 March  30 , 2000
      -----------------------------------------
      George P. Stoy


By:   /s/ Edward H. Jennings                         Director                                 March  30 , 2000
      -----------------------------------------
      Edward H. Jennings


By:   /s/ Sheng-Hsiung Hsu                           Director                                 March  30 , 2000
      -----------------------------------------
      Sheng-Hsiung Hsu


By:   /s/ Dr. Hsia-Fu Chao                           Director                                 March  30 , 2000
      -----------------------------------------
      Dr. Hsia-Fu Chao


By:   /s/ Shu-Jean Kuo Chou                          Director                                 March  30 , 2000
      -----------------------------------------
      Shu-Jean Kuo Chou


By:   /s/ Michael K. Hsu                             Director                                 March  30 , 2000
      -----------------------------------------
      Michael K. Hsu

HYMEDIX, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998 AND
FOR EACH OF THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 1999
TOGETHER WITH AUDITORS' REPORT

INDEX TO FINANCIAL STATEMENTS


                                                                                  Page
                                                                                --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS .......................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of December 31, 1999 and 1998 ...............  F-3
    Consolidated Statements of Operations for the Years Ended December 31, 1999,
    1998 and 1997 F-4 Consolidated Statements of Changes in Stockholders'
    Deficit for the Years Ended December 31, 1999,
       1998 and 1997 ...........................................................  F-5
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997 ........................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .....................................  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HYMEDIX, Inc.:

We have audited the accompanying consolidated balance sheets of HYMEDIX, Inc. (a Delaware corporation) and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYMEDIX, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations in each of the last three years, has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 14, 2000

HYMEDIX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998

                                    ASSETS                                                                1999              1998
                                                                                                   ----------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents (Note 2) .....................................................       $    356,003        $     25,336
    Accounts receivable ....................................................................             87,035                 217
    Note receivable from related party (Notes 4 and 13) ....................................            203,600              46,640
    Inventories, net (Note 2) ..............................................................             70,921             162,546
    Receivable from Net Operating Loss sale (Note 13) ......................................            317,482                  --
    Other current assets ...................................................................             73,393              56,814
                                                                                                    ---------------    ------------
                 Total current assets ......................................................          1,108,434             291,553

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $735,800 and $834,692 in 1999 and 1998, respectively (Notes 2 and 5) ...................                896               5,255

PATENTS, net of accumulated amortization of $409,950 and
    $378,510 in 1999 and 1998, respectively (Note 2) .......................................             30,637              62,077

SECURITY DEPOSIT ...........................................................................             59,040              59,040
                                                                                                   ----------------    ------------
                 Total assets ..............................................................       $  1,199,007        $    417,925
                                                                                                   ================    ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable (Notes 4 and 7) ..........................................................       $  3,946,979        $  4,046,979
    Accounts payable and accrued expenses (Note 6) .........................................          4,359,876           3,656,599
    Accrued legal judgment and settlement (Note 12) ........................................            275,000             367,500
                                                                                                   ----------------    ------------
                 Total current liabilities .................................................          8,581,855           8,071,078
                                                                                                   ----------------    ------------

ACCRUED LEGAL JUDGEMENT AND SETTLEMENT (Note 12) ...........................................            212,500             200,000
                                                                                                    ---------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' DEFICIT (Notes 2 and 11):
    8% Senior Convertible Preferred Stock, $3.00 par value, 800,000 shares authorized, 7,390 and 10,190 shares issued and outstanding in 1999 and
       1998, respectively ..................................................................             22,170              30,570
    Preferred Stock, $.01 par value, 3,000 shares authorized, 150 shares issued
       and outstanding in 1999 and 1998, respectively ......................................                  2                   2
    Common stock, $.001 par value, 20,000,000 shares authorized, 6,143,781 and
       5,713,500 shares issued and outstanding in 1999 and 1998, respectively...............              6,144               5,713
    Additional paid-in capital .............................................................         15,658,743          15,646,474
    Accumulated deficit ....................................................................        (21,782,407)        (22,035,912)
    Subscription receivable ................................................................         (1,500,000)         (1,500,000)
                                                                                                   ----------------    ------------
                 Total stockholders' deficit ...............................................         (7,595,348)         (7,853,153)
                                                                                                   ----------------    ------------
                 Total liabilities and stockholders' deficit ...............................       $  1,199,007        $    417,925
                                                                                                   ================    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HYMEDIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           1999            1998             1997
REVENUES (Note 2):
    Net product sales ............................................     $   763,592      $ 1,138,083      $   919,441
    License, royalty and distribution fees (Notes 4 and 9) .......         286,958          256,082          588,890
    Research and development contracts (Note 9) ..................         175,000          257,500          275,000
                 Total revenues ..................................       1,225,550        1,651,665        1,783,331

COSTS AND EXPENSES (Note 2):
    Cost of sales ................................................         312,453          388,630          606,004
    Selling, general and administrative ..........................       1,404,237        1,191,316        1,303,440
    Research and development .....................................         475,117          440,835          538,540
    Legal judgment and settlement (Note 12) ......................              --         (234,164)              --
                 Total costs and expenses ........................       2,191,807        1,786,617        2,447,984
                 Loss from operations ............................        (966,257)        (134,952)        (664,653)

OTHER INCOME (EXPENSE):
    Realized loss on sale of investments (Note 2) ................              --           (6,561)         (34,061)
    Interest expense (Note 12) ...................................        (312,906)        (251,091)        (341,400)
    Other income (Notes 4 and 13) ................................       1,669,442           97,073              952
                 Total other income (expense), net ...............       1,356,536         (160,579)        (374,509)
                 Net income (loss) ...............................     $   390,279      $  (295,531)     $(1,039,162)

BASIC EARNINGS (LOSS) PER COMMON SHARE
            (Note 2) .............................................            $.04      $      (.08)     $      (.21)
DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 2) ................            $.04      $      (.08)     $      (.21)

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (Note 2) .........................................       6,036,211        5,713,500        5,713,500



The accompanying notes to consolidated financial statements are an integral part of these statements.

HYMEDIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        8% Senior Convertible
                                                            Preferred Stock                Preferred Stock       Common Stock
                                                          ---------------------------   ---------------------    ------------
                                                               Number of                  Number                  Number of
                                                               of Shares      Amount     of Shares    Amount        Shares
                                                           -------------    ---------   -----------  ---------     --------
BALANCE, December 31, 1996                                      10,190     $ 30,570         150        $  2          5,713,500

    Net loss -- 1997 ..................................             --           --          --          --                 --
    Preferred stock dividends .........................             --           --          --          --                 --
    Unrealized loss from available for sale Investments             --           --          --          --                 --
                 Comprehensive loss ...................
                                                                ------      --------     ------        ----          ---------

BALANCE, December 31, 1997 ............................         10,190        30,570        150           2          5,713,500

    Net loss - 1998 ...................................             --            --         --          --                 --
    Preferred stock dividends .........................             --            --         --          --                 --
    Unrealized gain from available for sale Investments             --            --         --          --                 --
    Issuance of warrants ..............................             --            --         --          --                 --
                 Comprehensive loss ...................
                                                                ------      --------     ------        ----          ---------

BALANCE, December 31, 1998 ............................         10,190        30,570        150           2          5,713,500

    Net income -- 1999 ................................             --            --         --          --                 --
    Preferred stock dividends .........................             --            --         --          --                 --
    Preferred stock conversion ........................         (2,800)       (8,400)        --          --                233
    Exercise of warrants ..............................             --            --         --          --                 --
                 Comprehensive income .................                                                                430,048
                                                                ------      --------     ------        ----          ---------
BALANCE, December 31, 1999 ............................          7,390      $ 22,170        150        $  2          6,143,781
                                                                ======      ========     ======        ====          =========


                                                                                    Unrealized
                                                                                    Gain (Loss)
                                                           Common                     From
                                                           Stock    Additional      Available
                                                           ------     Paid-in        For Sale       Accumulated       Subscription
                                                           Amount     Capital       Investments     Deficit           Receivable
                                                         ----------   --------    ---------------  ------------       ----------
BALANCE, December 31, 1996                                $  5,713   $ 15,642,174    $     --     $  (20,426,327)     $ (1,500,000)

    Net loss -- 1997 ..................................         --             --          --         (1,039,162)               --
    Preferred stock dividends .........................         --             --          --           (137,446)               --
    Unrealized loss from available for sale Investments         --             --     (53,531)                --                --
                 Comprehensive loss ...................
                                                          --------   ------------    --------      -------------      ------------

BALANCE, December 31, 1997 ............................      5,713     15,642,174     (53,531)       (21,602,935)        (1,500,000)

    Net loss - 1998 ...................................         --             --          --           (295,531)               --
    Preferred stock dividends .........................         --             --          --           (137,446)               --
    Unrealized gain from available for sale Investments         --             --      53,531                 --                --
    Issuance of warrants ..............................         --          4,300          --                 --                --
                 Comprehensive loss ...................
                                                          --------   ------------    --------      -------------      ------------

BALANCE, December 31, 1998 ............................      5,713     15,646,474          --        (22,035,912)       (1,500,000)

    Net income -- 1999 ................................         --             --          --            390,279
    Preferred stock dividends .........................         --             --          --           (136,774)
    Preferred stock conversion ........................         --          8,400          --                 --                --
    Exercise of warrants ..............................        431          3,869          --                 --
--
                 Comprehensive income .................
                                                          --------   ------------    --------      -------------      ------------
BALANCE, December 31, 1999 ............................      6,144   $ 15,658,743    $     --      $(21,782,407)      $ (1,500,000)
                                                          ========   ============    ========      ============       ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

HYMEDIX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                          1999             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ........................................................      $   390,279       $  (295,531)    $(1,039,162)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
       Depreciation and amortization .........................................           35,799            55,853         118,328
       Realized loss on sale of investments ..................................               --             6,561          34,061
       Issuance of warrants ..................................................               --             4,300              --
       Restricted common stock received for manufacturing and
          distribution rights ................................................               --                --         (75,000)
       Reserve for inventory obsolescence ....................................          100,000                --         100,000
    (Increase) decrease in-
       Accounts receivable ...................................................          (86,818)          226,432        (169,333)
       Note receivable from related party ....................................         (156,960)          (46,640)             --
       Inventories ...........................................................           (8,375)           73,200          72,550
       Receivable from Net Operating Loss sale ...............................         (317,482)               --              --
       Other current assets ..................................................          (16,579)           (1,822)        (16,469)
       Security deposit ......................................................               --           (59,040)             --
    Increase (decrease) in-
       Accounts payable and accrued expenses .................................          566,503           118,662         803,552
       Accrued legal judgment and settlement, net ............................          (80,000)         (238,464)             --
                                                                                      ---------        ----------        ---------
                 Net cash provided by (used in) operating activities..........          426,367          (156,489)       (171,473)
                                                                                      ---------        ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of investments ....................................               --           152,439          49,939
    Purchases of property and equipment ......................................               --            (1,378)             --
                                                                                      ---------          --------        ---------
                 Net cash provided by investing activities ...................               --           151,061          49,939
                                                                                      ---------          --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted cash ..........................................................               --                --         225,600
    Principal repayments of notes payable ....................................         (100,000)          (20,617)        (95,247)
    Proceeds from exercise of warrants .......................................            4,300                --              --
                                                                                      ---------          --------       ----------
                 Net cash (used in) provided by financing activities .........          (95,700)          (20,617)        130,353
                                                                                      ---------          --------       ----------
                 Net increase (decrease) in cash and cash
                    equivalents ..............................................          330,667           (26,045)          8,819

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .................................           25,336            51,381          42,562
                                                                                     ----------          --------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR .......................................        $ 356,003          $ 25,336       $  51,381
                                                                                     ----------          --------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
       Interest paid .........................................................        $      --          $  2,383       $ 145,660
                                                                                      =========          ========       ==========
       Income taxes paid .....................................................        $  55,000          $     --       $      --
                                                                                      =========          ========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


1.   NATURE OF OPERATIONS

HYMEDIX, Inc. (the "Company") is engaged primarily in the development and commercialization of biomedical and skin care products based on proprietary advanced hydrogels. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop and manufacture products and components with many characteristics for a variety of medical products and other markets. For the years ended December 31, 1999, 1998 and 1997, two of the Company's product lines encompassed over 92%, 71% and 76% of net product sales, respectively. For the year ended December 31, 1999, two of the Company's customers accounted for 72% and 20% of total revenues. For the year ended December 31, 1998, two of the Company's customers accounted for 47% and 17% of the total revenues. For the year ended December 31, 1997, one of the Company's customers accounted for 43% of total revenues. As of December 31, 1999, 78% of accounts receivable was due from the customer who accounted for 72% of total revenues.

The accompanying consolidated 1999, 1998 and 1997 financial statements include the accounts of the Company and HYMEDIX International, Inc. its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

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


REVENUES AND COST RECOGNITION

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


CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of highly liquid, short-term investments with maturities of three months or less.

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and overhead costs. As of December 31, inventories are comprised as follows-

                                                           1999            1998
                                                       ------------    -------------
       Raw materials ..............................    $     86,676    $    109,103
       Work in process ............................           6,396           3,198
       Finished goods .............................         177,849         150,245
                                                       ------------    ------------
                                                            270,921         262,546

       Less- reserve for obsolete inventory .......        (200,000)       (100,000)
                                                       ------------    ------------
                                                       $     70,921    $    162,546
                                                       ============    ============

INVESTMENTS

For the years ended December 31, 1998 and 1997, the Company's investments, which represented restricted common stock that the Company received for manufacturing and distribution rights, were considered available for sale investments. Accordingly, these investments, which were subsequently sold during 1998, were carried at fair market value in the accompanying consolidated balance sheets, with the difference between cost and market value recorded as a component of stockholders' deficit. Realized losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets ranging from three to five years.


PATENTS

Patents are amortized using the straight-line method over a 14-year period.


LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of " ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment when changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have occurred.


STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation using the intrinsic value method.

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

EARNINGS (LOSS) PER COMMON SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share," ("SFAS 128") which requires presentation in the consolidated statements of operations of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the net income (loss) for the period, after consideration of dividends related to preferred stock, where applicable, by the weighted average number of common shares outstanding. Net income (loss) available to common stockholders represents the net income decreased by preferred stock dividends ($136,774) for the year ended December 31, 1999 and net loss increased by preferred stock dividends ($137,446) for the years ended December 31, 1998 and 1997 . None of the common shares issuable under either the Company's stock option plan, or the conversion of the preferred stock, bonds or outstanding warrants (which aggregated 1,609,327 as of December 31, 1999) were included in the computation of earnings (loss) per common share assuming dilution because their inclusion would have been antidilutive. Thus, there is no difference between the weighted average common shares outstanding to weighted average common shares outstanding assuming dilution.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.


3.   BASIS OF PRESENTATION

The Company incurred a loss from operations in each of the last three years ended December 31, 1999. The Company also has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 1999.

Management believes that the Company will have adequate resources to finance its operations in 2000. In addition, a judgement in the amount of $367,500 has been rendered against the Company (see Note 12) and the Company also entered an agreement to settle certain litigation against the Company for $200,000 plus interest to be paid over thirty-six months beginning on January 1, 2000 (see
Note 12). Financing the judgement and settlement as well as the Company's operations will be difficult. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2000, there is no assurance that other sources of funds will be available to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


4.   RELATED PARTY TRANSACTIONS

The Company entered into a license agreement with S.K.Y. Polymers, Inc. ("SKY"), an entity controlled by one of the Company's directors, to obtain rights with respect to the use of SKY's technology. Under the agreement, SKY has granted the Company an exclusive right to all of its technology in the Company's principal fields of interest, and rights of first refusal in certain other fields, in return for a monthly license maintenance fee of $10,000 and royalties of 4% of the Company's revenues from products using SKY's

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

proprietary technology. The monthly license fee was regularly paid and no royalties were paid. As of January 1, 1998, this agreement was changed whereby SKY would receive $2,000 per month for license maintenance fees. This agreement terminated on October 31, 1998.

A portion of the Company's convertible bonds are held by First Taiwan, the majority stockholder of the Company. These bonds, bear interest at 7% payable upon demand and are secured by substantially all the assets of the Company (see
Note 7).

The Company has recorded a note receivable from Kingston Diagnostics, L.P., ("Kingston") related to the collection of a receivable previously written off by the Company in a prior year (see Note 13).


5.   PROPERTY AND EQUIPMENT

At December 31, property and equipment is as follows-

                                                                 1999              1998
                                                              -----------       -----------
  Machinery and equipment ................................      $ 124,753         $ 223,756
  Office equipment and furniture and fixtures ............         22,379            26,627
  Leasehold improvements .................................        589,564           589,564
                                                                ---------         ---------
                                                                  736,696           839,947
  Less - Accumulated depreciation ........................       (735,800)         (834,692)
                                                                ---------         ---------
                                                                $     896         $   5,255
                                                                =========         =========

Depreciation and amortization of property and equipment was $4,359, $24,413 and $86,888 in 1999, 1998 and 1997, respectively.


6.   ACCOUNTS PAYABLE AND
     ACCRUED EXPENSES:

At December 31, accounts payable and accrued expenses consists of-


                                                                  1999             1998
                                                               ------------     -----------
      Accounts payable .................................       $  264,805       $1,305,553
      Accrued compensation .............................          344,719          304,974
      Accrued interest payable .........................        1,453,486        1,140,580
      Accrued preferred dividends ......................          804,044          667,270
      Refundable option deposit ........................           99,000           99,000
      Deferred income (see Note 9) .....................        1,208,000               --
      Other accrued expenses ...........................          185,822          139,222
                                                               ------------     ------------
                                                               $4,359,876       $3,656,599
                                                               ============     ============

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


7.   NOTES PAYABLE

Notes payable consists of the following as of December 31-

                                                                                                       1999            1998
             Note payable, bearing interest at 7%, interest only payable quarterly,
                matures in January 2007, unsecured (a) (see Note 9)  ...........................     $1,500,000     $1,500,000
             Note payable, bearing interest at 7%, interest only payable semiannually,
                payable on demand, secured by a patent (a) (see Note 9) ........................        900,000      1,000,000
             Convertible bonds, bearing interest at 7% payable on demand, secured by
                substantially all the assets of the Company (b)  ...............................      1,015,136      1,015,136
             Note payable, bearing interest at 3%, payable on demand, unsecured.................        458,326        458,326
             Note payable, bearing interest at 8%, payable on demand, unsecured.................         72,317         72,317
             Demand note payable, bearing interest at 10%, interest payable
                periodically, unsecured ........................................................          1,200          1,200
                                                                                                     ----------     ----------
                                                                                                     $3,946,979     $4,046,979
                                                                                                     ==========     ==========

       (a) During 1999, 1998 and 1997, the Company has not made interest payments in accordance with the terms of the note payable agreement. As a result, the Company is in technical default with the agreement and therefore, the related debt has been classified as a current liability in the accompanying consolidated balance sheets.

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


8.   INCOME TAXES

The Company provides for taxes under SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

In accordance with SFAS 109, the Company has evaluated its ability to realize the future tax benefits associated with its net operating loss carryforwards. At December 31, 1999, the Company had net operating loss carryforwards of approximately $16,600,000 for Federal income tax purposes which expire through 2019. Based on its operating history, the Company has provided a valuation allowance of approximately $5,700,000 as a full valuation allowance against the deferred tax asset as of December 31, 1999 because it could not determine that it was more likely than not that such benefits would be realized.

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

As a result of a previous recapitalization, a change in ownership, as defined for tax purposes, has occurred which will restrict the use of net operating loss carryforwards. The maximum amount of net operating losses incurred prior to the change in ownership (approximately $5,000,000) which can be utilized in any given year is approximately $1,300,000.


9.   SIGNIFICANT AGREEMENTS

The Company granted a license agreement covering the exclusive rights to all surgically applied eye care products developed by the Company to Optical Radiation Corporation (ORC). ORC subsequently assigned these rights to another company which is active in the intraocular lenses business. In 1987 the Company received $1,500,000 in licensing fees and a loan of $1,500,000, (see Note 7) as up-front payments stipulated by the agreement. In connection with the license agreement, the Company may receive royalties based on a percentage of sales of those products associated with the agreement. The Company earned approximately $268,000, $250,000 and $200,000 of royalties under this agreement for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Company transferred all rights, title and interest to the patent rights, as defined, to the company ORC assigned their rights to for $1,450,000. The full amount has been received by the Company as of December 31, 1999. Due to the fact that the Company has not satisfied all of its obligations under the agreement, as defined, $1,208,000 of the proceeds was recorded as deferred income (see Note
6).

The Company granted an exclusive license for its soft contact lens products in October 1989 to Pilkington Visioncare, Inc. (PVI). In consideration thereof, the Company obtained a $1,000,000, 7% ten-year interest only loan from PVI (see Note
7). No soft contact lens products have been completed, and no royalties have been received or earned under this license agreement. In 1999, the Company entered into an agreement with Wesley Jessen Corporation ("WJC"), the parent Company of PVI, to reduce the original loan to $500,000. Due to the fact that the Company has not satisfied all of its obligations under the agreement, the full value of the original loan, reduced by 1999 principal payments of $100,000 is reflected in the accompanying consolidated balance sheets.

In 1991, the Company entered into a Development Services and Licensing Agreement with a medical products company. Under this agreement and subsequent extensions, the medical products company has paid the Company $100,000 in fees for each of the three years ended 1999. These amounts have been reflected in research and development contract revenues in the accompanying consolidated statements of operations.

During August 1995, the Company entered into a distribution and licensing agreement with Europa Magnetics Corporation Limited (EMC), a company affiliated with a stockholder of the Company. The agreement gives EMC the exclusive right to market and distribute the Company's skin care and wound care products in Asia. Under this agreement, if EMC manufactures products in Asia, it would pay the Company up to a 7% royalty on all partially or fully manufactured skin care and wound care products produced in Asia. No royalties have been received or earned through December 31, 1999.

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

10.  COMMITMENTS AND CONTINGENCIES

The Company leases certain office and manufacturing facilities under arrangements accounted for as operating leases. Rent expense approximated $365,000, $560,000, and $519,000 for the years ended December 31, 1999, 1998 and
1997, respectively. These leases require the Company to pay all executory costs such as property taxes, maintenance and insurance. The aggregate minimum lease payments of all noncancellable leases as of December 31, 1999 are as follows-

       FOR THE YEARS ENDING DECEMBER 31-

       2000 ..................................   $ 363,000
       2001 ..................................     363,000
       2002 ..................................     361,000
       2003 ..................................     177,000


11.  STOCKHOLDERS' DEFICIT

During 1994, the Company issued $1,500,000 of 9% preferred stock to Research Corporation Technologies, Inc. ("RCT"), which has a 20% interest in the Company's royalties under certain exclusive lens products licenses, in exchange for the right to receive the first $1,500,000 of royalties due to RCT. The $1,500,000 due from RCT is reflected as a subscription receivable at December 31, 1999 and 1998. The preferred stock is redeemable by the Company (but not by RCT) in six years, and is convertible after June 30, 1995 into the Company's common stock at $5.75 a share, with the Company having the right to redeem the preferred stock if RCT elects to convert.

The Company maintains an Employee Stock Option Plan (the "Option Plan") and is authorized to grant options at fair value to purchase up to 500,000 shares of the Company's stock. The options are exercisable in varying percentages.

Transactions under the Option Plan are as follows-

                                                                              Shares Under   Weighted Average
                                                                                 Option       Exercise Price
                                                                              ------------   -----------------
       Outstanding December 31, 1996 (exercisable 323,419 shares) .........      418,919           $   3.11
          Expired .........................................................      (52,748)          $   2.85
                                                                              ------------
       Outstanding December 31, 1997 (exercisable 300,421 shares) .........      366,171           $   3.15
          Expired .........................................................      (44,466)          $   3.20
                                                                              -------------
       Outstanding December 31, 1998 (exercisable 321,705 shares) .........      321,705           $   3.14
          Granted .........................................................       30,000           $   0.02
          Expired .........................................................      (59,000)          $   5.58
                                                                              -------------
       Outstanding December 31, 1999 (exercisable 292,705 shares) .........      292,705           $   2.33
                                                                              =============

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

The following table summarizes information about stock options outstanding at December 31, 1999-

           Range of             Number                              Weighted          Number            Weighted
           Exercise           Outstanding     Weighted Average       Average       Exercisable at        Average
            Prices           at 12/31/99      Remaining Life       Exercise Price   at 12/31/99       Exercise Price
         --------------      ------------    -----------------     --------------  --------------     --------------
         $0.02 to $1.99        116,000              8                $0.56            116,000           $0.56
          $2 to $3.99          171,705              2                $3.41            171,705           $3.41
          $4 to $5.99           3,000               5                $4.75             3,000            $4.75
           $6 to $12            2,000               5                $8.00             2,000            $8.00


In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield 0%, risk-free interest rate of 5.0% for 1999 and expected option life of ten years. Expected volatility was assumed to be 100% for 1999. The weighted average fair value of options granted was $.0376 in 1999. There were no grants made during 1998 or 1997.

As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows-

                                                                                      1999         1998              1997
                                                                                   --------     -----------      --------------
       Net income (loss) as reported .........................................     $390,279     $ (295,531)      $  (1,039,162)
       Estimated fair value of the year's option grants, net of tax ..........        1,128             --                  --
                                                                                   --------     ----------       -------------
       Net income (loss) adjusted ............................................     $389,151     $ (295,531)      $  (1,039,162)
                                                                                   ========     ==========       =============
       Adjusted basic and diluted net loss per share .........................     $.04         $     (.08)      $        (.21)
                                                                                   ========     ==========       =============


This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

The Company had outstanding warrants entitling the holders thereof to purchase 40,000 common shares. The warrants had exercisable at $3.00 per share, subject to certain adjustments, as defined, and expired through January 19, 2000, unexercised.


12.  LITIGATION

The Company's former president filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former president, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is therefore void. The Company filed an answer denying most of the former president's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgement was rendered against the

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000, with the forgiveness of all accrued interest, to be paid in monthly payments over the next four years. During the year ended December 31, 1999, $80,000 was paid. The agreement stipulates that if any monthly payments are in default, as defined, the judgement will revert back to $367,500 and full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 1999, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 1999.

An individual filed a complaint against the Company alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. In January 2000, the full amount of $200,000 was paid. This amount is accrued for in the accompanying consolidated financial statements as of December 31, 1999. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent of the issued and outstanding common stock of the Company as of November 30, 1998 (430,048 shares) giving effect to an inclusion of the common stock underlying the warrants as though all of the warrants issued under the settlement were exercised. The warrants may be exercised by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999 and ending on January 22, 2009, and have an exercise price of $.01 per warrant. The warrants and the common stock issued provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise dilute the warrants or the common stock. the Company valued the warrants at their estimated fair value of $4,300 using the Black Scholes method. Such warrants were exercised during 1999 for $4,300.

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

HYMEDIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


13.  OTHER INCOME

For the years ended December 31, other income consists of-

                                                                   1999         1998       1997
                                                                ----------     -------    ------
       Previously written off receivable (a) ............       $  401,960     $97,073     $952
       Gain on settlement (b) ...........................          950,000        --        --
       Net Operating Loss Sale (c) ......................          317,482        --        --
                                                                ----------     -------     ----
                                                                $1,669,442     $97,093     $952
                                                                ==========     =======     ====

(a) Amount relates to the recording of a receivable previously written off by the Company in a prior year (see Note 4). All amounts have been collected as of December 31, 1999 with the exception of $203,600 which is recorded as a note receivable from related party in the accompanying financial statements.

(b) Gain on settlement represents prior rent that has been forgiven by the Company's ex-landlord.

(c) Net Operating Loss ("NOL") sale represents the sale of a portion of the Company's New Jersey NOLs to a company as approved and permitted by the State of New Jersey.

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

         10.42#   Master Terms and Conditions For Purchase Orders dated
                  September 19, 1995, by and between Home Shopping Club Inc. and
                  HYMEDIX International, Inc.
         10.43##  Convertible Bond Purchase Agreement, effective February 27,
                  1996, by and among the Company, HYMEDIX International, First
                  Taiwan Investment and Development, Inc., and the Purchasers
                  (as defined therein).
         10.44##  Convertible Bond Purchase Agreement, effective March 5, 1996, by and among the Company, HYMEDIX International, and Su Chen
                  Huang.
         10.45### Security Agreement dated as of August 8, 1996, by and among the Company and the Bondholder Representative (as defined
                  therein).
         21*      Subsidiaries of the Registrant.
         27.1     Financial Data Schedule.
-----------------------

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


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.