Form 10QSB
period 2000-03-31
HYMEDIX INC
filed 2000-05-15
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.
                               --------------

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

                               Yes   X   No
                                    ---      ---

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         CLASS                                OUTSTANDING AS OF APRIL 30, 2000
         -----                                --------------------------------

         Common                                           6,143,781

Transitional Small Business Disclosure Format (Check one):   Yes      No  X
                                                                 ---     ---

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                                                       Page No.
                                                                                                       --------
PART I -     FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of March 31, 2000
                      and December 31, 1999.                                                               3

                      Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2000 and March 31, 1999.                                4

                      Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2000 and March 31, 1999.                                5

                      Notes to Interim Consolidated Financial Statements                                   6

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                  8

PART II - OTHER INFORMATION

             Item 3.  Defaults Upon Senior Securities                                                     11

             Item 6.  Exhibits and Reports on Form 8-K                                                    11


SIGNATURES                                                                                                15

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                      March 31, 2000       December 31, 1999
                                                                      --------------       -----------------
                                   (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents                                         $     99,523          $    356,003
     Accounts receivable                                                     51,180                87,035
     Notes receivable from related party                                    205,000               203,600
     Inventories, net                                                        81,240                70,921
     Receivable from net operating loss sale                                     --               317,482
     Other current assets                                                    75,811                73,393
                                                                       ------------          ------------
         Total current assets                                               512,754             1,108,434
PROPERTY AND EQUIPMENT, NET                                                  27,102                   896
PATENTS, NET                                                                 22,777                30,637
SECURITY DEPOSIT                                                             59,040                59,040
                                                                       ------------          ------------
         Total assets                                                  $    621,673          $  1,199,007
                                                                       ============          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Notes payable                                                     $  3,946,979          $  3,946,979
     Accounts payable and accrued expenses                                3,038,295             3,108,276
     Accrued legal judgment and settlement                                   75,000               275,000
     Deferred revenue                                                        55,290                43,600
     Customer deposits                                                    1,208,000             1,208,000
                                                                       ------------          ------------

         Total current liabilities                                        8,323,564             8,581,855
                                                                       ------------          ------------

ACCRUED LEGAL JUDGMENT AND SETTLEMENT                                       182,500               212,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 7,390 shares issued and
         outstanding                                                         22,170                22,170
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                        2                     2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 6,143,781 shares issued and outstanding                  6,144                 6,144
     Additional paid-in capital                                          15,658,743            15,658,743
     Accumulated deficit                                                (22,071,450)          (21,782,407)
     Subscription receivable                                             (1,500,000)           (1,500,000)
                                                                       ------------          ------------
         TOTAL STOCKHOLDERS' DEFICIT                                     (7,884,391)           (7,595,348)
                                                                       ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    621,673          $  1,199,007
                                                                       ============          ============

The accompanying notes are an integral part of the interim consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended March 31,
                                                2000                  1999
                                            -------------        -------------
REVENUES:

     Net product sales                        $   153,723         $   247,862
     License, royalty and distribution fees         2,291              65,954
     Research and development contracts            51,250              41,250
                                              -----------         -----------
         Total revenues                           207,264             355,066
                                              -----------         -----------

COSTS AND EXPENSES:

     Cost of sales                                 40,268              86,616
     Selling, general and administrative          270,466             282,156
     Research and development                     114,409             112,490
                                              -----------         -----------
         Total costs and expenses                 425,143             481,262
                                              -----------         -----------
              Loss from operations               (217,879)           (126,196)
                                              -----------         -----------

OTHER (EXPENSE) INCOME

     Interest expense                             (72,564)            (74,849)
     Other income                                   1,400             124,360
                                              -----------         -----------
         Total other (expense) income net         (71,164)             49,511
                                              -----------         -----------

              Net loss                        $  (289,043)        $   (76,685)
                                              -----------         -----------

BASIC LOSS PER COMMON SHARE                   $     (0.05)        $     (0.02)
                                              ===========         ===========

DILUTED LOSS PER COMMON SHARE                 $     (0.05)        $     (0.02)
                                              ===========         ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           6,143,781           5,713,500
                                              ===========         ===========

DILUTED AVERAGE COMMON
  SHARES OUTSTANDING                            6,143,781           5,713,500
                                              ===========         ===========

The accompanying notes are an integral part of the interim consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                      2000               1999
                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                      $(289,043)        $ (76,685)
                                                                   ---------         ---------

     Adjustments to reconcile net loss to net cash used in operating activities:

              Depreciation and amortization                            8,367            11,277
              (Increase) decrease in:
                  Accounts receivable                                 35,855          (213,539)
                  Notes receivable from related party                 (1,400)               --
                  Inventories, net                                   (10,319)           (1,680)
                  Receivable from net operating loss sale            317,482                --
                  Other current assets                                (2,418)          (13,228)

              Increase (decrease) in:

                  Accounts payable and accrued expenses              (69,981)          198,568
                  Accrued legal judgment                            (230,000)               --
                  Deferred revenue                                    11,690            93,750
                      Total adjustments                               59,276            75,148
                                                                   ---------         ---------
                      Net cash used in operating activities         (229,767)           (1,537)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                              (26,713)               --
                                                                   ---------         ---------

                      Net decrease in cash and cash equivalents     (256,480)           (1,537)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       356,003            25,336
                                                                   ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  99,523         $  23,799
                                                                   =========         =========

The accompanying notes are an integral part of the interim consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc. collectively (the Company).

         In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

2.       OTHER INCOME

         Substantially all of the other income recorded for the three months ended March 31, 1999 related to the collection of a receivable previously written off by the Company in a prior year.

3        CUSTOMER DEPOSITS

         During the third quarter of 1999, an agreement was signed between the Company and one of the Company's major customers to assign all patent rights of the Company with respect to intraocular lenses to the customer. A large portion of the proceeds received were deferred due to the Company's failure to obtain a release of such patent rights from the secured bondholders.

4        LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                                         Three Months Ended
                                                           March 31, 2000                  March 31, 1999
                                                           --------------                  --------------
Numerator:

     Net loss less preferred dividends of $34,193 and
     $34,361 for the period ended March 31, 2000
     and March 31, 1999, respectively                         $ (323,236)                     $ (111,046)
                                                              ----------                      ----------

Denominator:
     Weighted average common shares outstanding                6,143,781                       5,713,500
                                                               ---------                       ---------

BASIC LOSS PER COMMON SHARE                                       $(0.05)                         $(0.02)
                                                                  ======                          ======

Numerator:
     Net loss less preferred dividends of $34,193
     and $34,361 for the period ended March 31, 2000
     and March 31, 1999, respectively(A)                        (323,236)                       (111,046)
     Interest on Convertible Bonds for the period(A)                  --                              --

         Subtotal                                              (323,236)                        (111,046)
                                                               --------                         --------

Denominator:
     Weighted average common shares outstanding
Common shares that would be issued in exchange
for the Convertible Bonds assuming conversion
at the beginning of the period(A)                             6,143,781                        5,713,500
                                                              ---------                        ---------

         Subtotal                                             6,143,781                        5,713,500
                                                              ---------                        ---------


DILUTED LOSS PER COMMON SHARE                                    $(0.05)                          $(0.02)
                                                                 ======                           ======

-------------------
    (A) None of the common shares issuable under the Company's stock option plan of 292,705 outstanding shares or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three months ended March 31, 2000 and March 31, 1999.

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

RESULTS OF OPERATIONS

REVENUES

         The Company's total revenues for the three months ended March 31, 2000 were $207,264 versus $355,066 for the same period in 1999, a decrease of $147,802 or 41.6%. This decrease in revenues resulted mainly from (1) decreased sales of $95,798 in international sales of skin care products, (2) a decrease of $63,663 in license, royalty and distribution fees, offset by;
(3) an increase of $10,000 in research and development contract revenues,(4) increased sales of $496 in domestic sales of skin care products, and (5) increased sales of $1,163 in net sales of hydrogels. The decrease in international sales of skin care products is primarily attributable to a seasonal order cancellation by one of the Company's large customers due to insufficient lead time for production of the rush order and the decrease in license, royalty and distribution fees is primarily resulted from deferred royalty due to the Company not satisfying all its obligations under the agreement with a major customer.

COSTS AND EXPENSES

         Cost of sales for the three months ended March 31, 2000 was $40,268 versus $86,616, for the same period in 1999, a decrease of $46,348 or 53.5%. This decrease in cost of sales was attributable to the 38.0% decrease in net product sales and lower costs due to product mix. Selling, general and administrative expenses decreased by $11,690 or 4.1% to $270,466 for the three months ended March 31, 2000 from $282,156 for the same period of 1999. The decrease was primarily due to lower employee related expenses. The research and development costs for the three months ended March 31, 2000 were $114,409 as compared to $112,490 for the same period in 1999, an increase of $1,919 or 1.7%, mainly due to higher staff expenses.

OTHER (EXPENSE) INCOME, NET

         Total other (expense) income, decreased by $120,675 to an expense of $71,164 for the three month period ended March 31, 2000, versus an income of $49,511 for the same period in 1999 mainly attributable to the 1999 collection of a $122,960 receivable previously written off by the Company in a prior year, offset by a $2,285 decrease in interest expense from the previous year, which primarily resulted from the payment of legal judgment and settlement.

         As a result of the decreased revenues described above for the three months ended March 31, 2000 as compared to the same period of the prior year and the decreased expenses described above for the same period of 2000 versus the prior year, the Company incurred a net loss of $289,043 for the three months ended March 31, 2000 as compared to the net loss of $76,685 for the same period in 1999.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         The Company had $99,523 in cash on hand on March 31, 2000 versus $356,003 on December 31, 1999. The working capital deficit of $(7,810,810) on March 31, 2000 represents an increase of $337,389 from the 1999 year-end deficit level of $(7,473,421). The increase in working capital deficit was primarily attributable to the net loss incurred in the three-month period ended March 31, 2000.

         The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $900,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments that have not been made.

         During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and there is no change in the status of the bond. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of approximately $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International,

First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and there is no change in the status of the bonds. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock for the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof.

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of March 31, 2000, the Company had made various withdrawals from and repayments to the Special Account.

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

         A judgement in the amount of $367,500 has been rendered against the Company. In July 1999, the Company reached an agreement to make monthly installments over the next four years. As of March 31, 2000, $110,000 was paid. The Company also entered an agreement to settle certain litigation against the Company for $200,000 plus interest to be paid over thirty-six months beginning on January 1, 2000. In January 2000, the full amount of $200,000 was paid. Financing the judgement as well as the Company's operations will be difficult. Management believes that the Company will have adequate resources to finance its operations in 2000. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2000, there is no assurance that other sources of funds will be available to the Company.

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

The Company had a loss of $289,043 for the three months ended March 31, 2000 and had an accumulated deficit at March 31, 2000 of $7,884,391. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on its loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 2000, there can be no assurance that other sources of funds will be available to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.
               --------

               None

         (b)   Reports on Form 8-K.
               -------------------

               None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HYMEDIX, INC.
                                           (Registrant)



Date:     May 15, 2000                 By:  /s/  CHARLES K. KLIMENT
                                           -----------------------------------
                                           Charles K. Kliment, President
                                           (Principal Executive Officer)



Date:     May 15, 2000                 By:  /s/  WILLIAM G. GRIDLEY, JR.
                                           -----------------------------------
                                           William G. Gridley, Jr., Chairman,
                                           Chief Financial Officer, (Secretary,
                                           Treasurer, Principal Financial
                                           Officer and Principal Accounting
                                           Officer), Director