Form 10QSB
period 2000-06-30
HYMEDIX INC
filed 2000-08-14
CIK 880634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000.
                                             -------------

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

       Registrant's telephone number, including area code: (732) 274-2288
                                                           ---------------



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                               OUTSTANDING AS OF JULY 31, 2000
          -----                               -------------------------------

         Common                                          6,143,781

Transitional Small Business Disclosure Format (Check one):    Yes    No  X
                                                                 ---    ---

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I -     FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets as of June 30, 2000 and
                      December 31, 1999                                                  3

                      Consolidated Statements of Operations for the Three and
                      Six Months Ended June 30, 2000 and June 30, 1999                   4

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 2000 and June 30, 1999                              5

                      Notes to Interim Consolidated Financial Statements                 6

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                8

PART II - OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                              13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          HYMEDIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,           December 31,
                                                                                  2000                  1999
                                                                               -----------         -------------
                                                                               (Unaudited)
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $        79,630      $        356,003
     Accounts receivable                                                            79,202                87,035
     Note receivable from related party                                            169,000               203,600
     Inventories, net                                                               78,791                70,921
     Receivable from Net Operating Loss sale                                             -               317,482
     Other current assets                                                           65,153                73,393
                                                                           ---------------      ----------------
         Total current assets                                                      471,776             1,108,434

PROPERTY AND EQUIPMENT, NET                                                         13,518                   896
PATENTS, NET                                                                        14,917                30,637
SECURITY DEPOSIT                                                                    59,040                59,040
                                                                           ---------------      ----------------
         Total assets                                                      $       559,251      $      1,199,007
                                                                           ===============      ================

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                         $    3,946,979$      $      3,946,979
     Accounts payable and accrued expenses                                       3,113,569             3,108,276
     Accrued legal judgment and settlement                                          75,000               275,000
     Deferred revenue                                                               12,500                43,600
     Customer deposits                                                           1,208,000             1,208,000
                                                                           ---------------      ----------------
              Total current liabilities                                          8,356,048             8,581,855
                                                                           ---------------      ----------------
ACCRUED LEGAL JUDGMENT AND SETTLEMENT
COMMITMENTS AND CONTINGENCIES                                              $       167,500      $        212,500
STOCKHOLDERS' DEFICIT:
     8%  Senior Convertible Preferred Stock, $3.00 par value, 800,000 shares authorized, 7,390 shares issued and
         outstanding                                                                22,170                22,170
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                               2                     2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 6,143,781 shares issued and outstanding                         6,144                 6,144
     Additional paid-in capital                                                 15,658,743            15,658,743
     Accumulated deficit                                                       (22,151,356)          (21,782,407)
     Subscription receivable                                                    (1,500,000)           (1,500,000)
                                                                           ---------------      ----------------
         Total stockholders' deficit                                            (7,964,297)           (7,595,348)
                                                                           ---------------      ----------------
         Total liabilities and stockholders' deficit                       $       559,251      $      1,199,007
                                                                           ===============      ================

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                            June 30,
                                                   -----------------------------------------------  ---------------
                                                         2000            1999           2000              1999
                                                   --------------- -------------------------------  ---------------
REVENUES:

     Net product sales                            $     213,664   $      268,635   $     367,387   $     516,497
     License, royalty & distribution fees                   834           70,000           3,125         135,954
     Research and development contracts                  16,250           31,250          67,500          72,500
                                                  -------------   --------------   -------------   -------------
         Total revenues                                 230,748          369,885         438,012         724,951
                                                  -------------   --------------   -------------   -------------

COSTS AND EXPENSES:

     Cost of sales                                       47,168           62,966          87,436         149,582
     Selling, general and administrative                239,123          246,497         509,589         528,653
     Research and development                           104,859          108,202         219,268         220,692
                                                  -------------   --------------   -------------   -------------
         Total costs and expenses                       391,150          417,665         816,293         898,927
                                                  -------------   --------------   -------------   -------------
         Loss from operations                          (160,402)         (47,780)       (378,281)       (173,976)
                                                  -------------   --------------   -------------   -------------

OTHER (EXPENSE) INCOME:
     Loss on sale of assets                             (12,460)               0         (12,460)              0
     Interest expense                                   (71,044)         (75,045)       (143,608)       (149,894)
     Other income                                       164,000          160,000         165,400         284,360
                                                  -------------   --------------   -------------   -------------
         Total other (expense) income, net               80,496           84,955           9,332         134,466
                                                  -------------   --------------   -------------   -------------
         Net (loss) income                        $     (79,906)  $       37,175   $    (368,949)  $     (39,510)
                                                  =============   ==============   =============   =============

BASIC INCOME (LOSS) PER
 COMMON SHARE:                                    $       (0.02)  $         0.00   $       (0.07)  $       (0.02)
                                                  =============   ==============   =============   =============


DILUTED INCOME (LOSS) PER
 COMMON SHARE:                                    $       (0.02)  $         0.00   $       (0.07)  $       (0.02)
                                                  =============   ==============   =============   =============


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 6,143,781        6,143,548       6,143,781       5,928,524
                                                  =============   ==============   =============   =============

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                             6,143,781        6,143,548       6,143,781       5,928,524
                                                  =============   ==============   =============   =============


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                    2000                  1999
                                                                                   ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $      (368,949)     $        (39,510)
                                                                            ---------------      ----------------

Adjustments to reconcile net loss to net cash
                    (used in) provided by operating activities:
                    Depreciation and amortization                                    16,992                19,763
                        Loss on sale of assets                                       12,460                    --

                        (Increase) decrease in:
                        Accounts receivable                                           7,833               (69,248)
                             License, royalty and distribution
                              receivable                                                 --               (70,000)
                             Note receivable from related party                      34,600               (39,360)
                        Inventories, net                                             (7,870)               (7,197)
                             Receivable from net operating loss sale                317,482                    --
                             Other current assets                                     8,240                (3,771)

                        Increase (decrease) in:
                        Accounts payable and accrued expenses                         5,293               270,235
                        Accrued legal judgement                                    (245,000)                   --
                             Deferred revenue                                       (31,100)               83,100
                                                                            ---------------      ----------------
                             Total adjustments                                      118,930               183,522
                                                                            ---------------      ----------------
                             Net cash (used in) provided by
                                  operating activities                             (250,019)              144,012
                                                                            ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchase of property and equipment                                   (31,369)                   --
               Proceeds from sale of equipment                                        5,015                    --
                                                                            ---------------      ----------------
                             Net cash (used in) provided by
                                 investing activities                               (26,354)                   --
                                                                            ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                                  --                 4,300
               Increase in restricted cash                                               --              (139,521)
                                                                            ---------------      -----------------
               Net cash provided by (used in) financing activities                       --              (135,221)
                                                                            ---------------    ------------------

                    Net (decrease) increase in cash and cash equivalents           (276,373)                8,791

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      356,003                25,336
                                                                            ---------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $        79,630      $         34,127
                                                                            ===============      ================


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

1.   INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc., collectively the "Company".

     In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

2.   OTHER INCOME

     Substantially all of the other income recorded in 2000 and 1999 related to the collection of a receivable previously written off by the Company in a prior year.

3.   CUSTOMER DEPOSITS

     During the third quarter of 1999, an agreement was signed between the Company and one of the Company's major customers to assign all patent rights of the Company with respect to intraocular lenses to the customer. A large portion of the proceeds received were deferred due to the Company's failure to obtain a release of such patent rights from the secured bondholders.

4.   LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                            June 30,
                                                       ----------------------------------------------------------------
                                                             2000            1999            2000             1999
                                                       --------------- --------------- ---------------- ---------------
Numerator:
     Net (loss) income less preferred dividends
       of $34,193 and $34,361 for the three month
       periods and $68,386 and $68,723 for the
       six month periods ended June 30, 2000
       and June 30, 1999 respectively                 $    (114,099)   $       2,814   $    (437,335)   $    (108,233)
                                                      -------------    -------------   -------------    -------------

Denominator:
     Weighted average common
       shares outstanding                                 6,143,781        6,143,548       6,143,781        5,928,524
                                                      -------------    -------------   -------------    -------------
BASIC LOSS PER COMMON SHARE                           $       (0.02)   $          --   $       (0.07)   $       (0.02)
                                                      ==============   =============   =============    =============


Numerator:
     Net (loss) income less preferred dividends
       of $34,193 and $34,361 for the three month
       periods and $68,386 and $68,723 for the
       six month periods ended June 30, 2000
       and June 30, 1999 respectively                 $    (114,099)   $       2,814   $    (437,335)   $    (108,233)
                                                      -------------    -------------   -------------    -------------

     Interest on Convertible Bonds for the
       period (A)

              Subtotal                                $    (114,099)   $       2,814   $    (437,335)   $    (108,233)
                                                      -------------    -------------   -------------    -------------

Denominator:
     Weighted average common
       shares outstanding                                 6,143,781        6,143,548       6,143,781        5,928,524
                                                      -------------    -------------   -------------    -------------

     Common shares that would be issued
       in exchange for the Convertible Bonds
       assuming conversion at the beginning
       of the period

              Subtotal                                    6,143,781        6,143,548       6,143,781        5,928,524
                                                      -------------    -------------   -------------    -------------

DILUTED LOSS PER COMMON SHARE                         $        (0.02)  $          --   $       (0.07)   $       (0.02)
                                                      ==============   =============   =============    =============


(A) None of the common shares issuable under the Company's stock option plan of 292,705 outstanding share or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three and six months ended June 30, 2000 and June 30, 1999.

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


RESULTS OF OPERATIONS

      REVENUES

      The Company's total revenues for the three months and six months ended June 30, 2000 were $230,748 and $438,012, respectively, versus $369,885 and
$724,951 for the same periods in 1999; a decrease of 37.6% and 39.6%, respectively. The revenue decrease in net product sales resulted from a $99,602 decrease in net sales of hydrogels and a $48 decrease in BIONIQ domestic sales, offset by a $44,679 increase in BIONIQ export sales during the three months ended June 30, 2000 compared to the same period of 1999. The decrease in net product sales of $149,110 for the six months ended June 30, 2000 compared to the same period of the previous year was due to a decrease of $98,439 in sales of hydrogels (primarily occurring in the last three months of the period), a $51,119 decrease in BIONIQ export sales, offset by a $448 increase in domestic sales of BIONIQ products.

      Revenue from royalty and research and development contracts decreased $84,166 during the three months ended June 30, 2000, compared to the prior year period, primarily as the result of a decrease of $69,166 in royalties due to the Company not satisfying all its obligations under the agreement with a major customer and a $15,000 decrease in development agreements. Royalty and research and development revenues decreased $137,829 for the six months ended June 30, 2000 from the same period of 1999 primarily the result of a decrease of $132,829 in royalties mentioned above and a decrease of $5,000 in development agreements.

      COSTS AND EXPENSES

      Cost of sales for the three months and six months ended June 30, 2000 were $47,168 and $87,436, respectively, versus $62,966 and $149,582 for the same periods in 1999, a decrease of 25.1% and 41.5%, respectively. The decrease for the three months ended June 30, 2000 was in proportion to the 20.5% decrease in net product sales and product mix whereas the decrease for the six months ended June 30, 2000 from the same period of the prior year was attributable to the 28.9% decrease in net product sales and product mix. Selling, general and administrative expenses decreased 3.0% and 3.6% to $239,123 and $509,589 respectively, for the three months and six months ended June 30, 2000 from the same period of 1999. The decrease was principally due to lower employee related expenses. The research and development costs for the three months and six months ended June 30, 2000 were $104,859 and $219,268, respectively, as compared to $108,202 and $220,692 for the same periods in 1999, a decrease of 3.1% and 0.6%, respectively, resulting from decreased costs of the research and development staff.

      OTHER (EXPENSE) INCOME

      Total other (expense) income, for the three months and six months ended June 30, 2000 was an income of $80,496 and $9,332, respectively, versus an income of $84,955 and $134,466 for the same periods in 1999, decrease of $4,459 and $125,134, respectively. The decrease in other income for the six months ended June 30, 2000 was mainly attributable to a decrease of $118,960 collection of a receivable previously written off by the Company in a prior year, a loss of $12,460 on sales of equipment, offset by a $6,286 decrease in interest expense from the previous year, which primarily resulted from the payment of legal judgment and settlement.

      As a result of the decreased revenues and expenses described above for the three months ended June 30, 2000 as compared to the same period of the prior year, the Company incurred a net loss of $79,906 for the three months ended June 30, 2000, versus a net income of $37,175 for the same period of 1999. As a result of the decreased revenues and other income described above, decreased costs and expenses for the six months ended June 30, 2000 as compared to the same period of the prior year, the Company incurred a net loss of $368,949 for the six months ended June 30, 2000 as compared to the net loss of $39,510 for the same period in 1999.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

      The Company had $79,630 in cash and cash equivalents on hand on June 30, 2000 versus $356,003 on December 31, 1999. The working capital deficit of $(7,884,272) on June 30, 2000 represents an increase of $410,851 from the previous year-end deficit level of $(7,473,421). The increase in working capital deficit was primarily attributable to the net loss incurred in the six-month period ended June 30, 2000.

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

      Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of June 30, 2000, the Company had made various withdrawals from and repayments to the Special Account.

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

        A judgement in the amount of $367,500 has been rendered against the Company. In July 1999, the Company reached an agreement to make monthly installments over the next four years. As of June 30, 2000, $125,000 was paid. The Company also entered an agreement to settle certain litigation against the Company for $200,000 plus interest to be paid over thirty-six months beginning on January 1, 2000. In January 2000, the full amount of $200,000 was paid. Financing the judgement as well as the Company's operations will be difficult. Management believes that the Company will have adequate resources to finance its operations in 2000. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2000, there is no assurance that other sources of funds will be available to the Company.

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

         - The Company had a loss of $368,949 for the six months ended June 30, 2000 and had a net working deficit at June 30, 2000 of $7,884,272. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on it's loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 2000, there can be no assurance that other sources of funds will be available to the Company.

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

               Exhibit 27  Financial Data Schedules.

         (b)   REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES



      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HYMEDIX, INC.
                                        (Registrant)



Date:     August 14, 2000       By:     /s/ Charles K. Kliment
                                        ----------------------
                                        Charles K. Kliment
                                        President (Principal Executive Officer)





Date:     August 14, 2000        By:    /s/ William G. Gridley, Jr.
                                        -----------------------------
                                        William G. Gridley, jr.
                                        Chairman, Chief Financial Officer,
                                        (Secretary, Treasurer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer), Director