Form 10-Q
period 2000-09-30
HYMEDIX INC
filed 2000-11-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2000.

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

                             Yes [X]       No [ ]

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                            Outstanding as of October 31, 2000
         -----                            ----------------------------------

         Common                                     6,143,781

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                                Page No.
                                                                                --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                             3

                  Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 2000 and
                  September 30, 1999                                                4

                  Consolidated Statements of Cash Flows for the Nine Months

                  Ended September 30, 2000 and September 30, 1999                   5

                  Notes to Interim Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               8

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                         13

PART I - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                          HYMEDIX, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                             September 30,        December 31,
                                                                                 2000                 1999
                                                                           ---------------      ----------------
                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $       106,718      $        356,003
     Accounts receivable                                                            45,260                87,035
     Note receivable from related party                                             49,000               203,600
     Inventories, net                                                               88,851                70,921
     Receivable from Net Operating Loss sale                                             0               317,482
     Other current assets                                                           75,623                73,393
                                                                           ---------------      ----------------
         Total current assets                                                      365,452             1,108,434

PROPERTY AND EQUIPMENT, NET                                                         63,021                   896
PATENTS, NET                                                                         7,057                30,637
SECURITY DEPOSIT                                                                    59,040                59,040
                                                                           ---------------      ----------------
         Total assets                                                      $       494,570      $      1,199,007
                                                                           ===============      ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:

     Notes payable                                                         $     3,946,979      $      3,946,979
     Accounts payable and accrued expenses                                       3,240,652             3,108,276
     Accrued legal judgment and settlement                                          75,000               275,000
     Deferred revenue                                                                6,250                43,600
     Customer deposits                                                           1,208,000             1,208,000
                                                                           ---------------      ----------------
              Total current liabilities                                          8,476,881             8,581,855
                                                                           ---------------      ----------------
ACCRUED LEGAL JUDGMENT AND SETTLEMENT                                              152,500               212,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 7,390 shares issued and
         outstanding                                                                22,170                22,170
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                               2                     2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 6,143,781 shares issued and outstanding                         6,144                 6,144
     Additional paid-in capital                                                 15,658,743            15,658,743
     Accumulated deficit                                                       (22,321,870)          (21,782,407)
     Subscription receivable                                                    (1,500,000)           (1,500,000)
                                                                           ---------------      ----------------
         Total stockholders' deficit                                            (8,134,811)           (7,595,348)
                                                                           ---------------      ----------------
         Total liabilities and stockholders' deficit                       $       494,570      $      1,199,007
                                                                           ===============      ================

   The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                     September 30,
                                                  ------------------------------   -----------------------------
                                                       2000            1999            2000             1999
                                                  -------------   --------------   -------------   -------------

REVENUES:

     Net product sales                            $     172,091   $       61,595   $     539,478   $     578,092
     License, royalty & distribution fees                34,489           67,313          37,614         203,267
     Research and development contracts                  12,250           36,250          79,750         108,750
                                                  -------------   --------------   -------------   -------------
         Total revenues                                 218,830          165,158         656,842         890,109
                                                  -------------   --------------   -------------   -------------

COSTS AND EXPENSES:

     Cost of sales                                       34,388            3,383         121,824         152,965
     Selling, general and administrative                204,579          468,774         714,168         997,427
     Research and development                            79,419          139,916         298,687         360,608
                                                  -------------   --------------   -------------   -------------
         Total costs and expenses                       318,386          612,073       1,134,679       1,511,000
                                                  -------------   --------------   -------------   -------------
         Loss from operations                           (99,556)        (446,915)       (477,837)       (620,891)
                                                  -------------   --------------   -------------   -------------

OTHER (EXPENSE) INCOME:
     Loss on sale of assets                                   0                0         (12,460)              0
     Interest expense                                   (70,958)         (74,655)       (214,566)       (224,549)
     Gain on settlement                                       0          950,000               0         950,000
     Other income                                             0            1,289         165,400         285,649
                                                  -------------   --------------   -------------   -------------
         Total other (expense) income, net              (70,958)         876,634         (61,626)      1,011,100
                                                  -------------   --------------   -------------   -------------
         Net (loss) income                        $    (170,514)  $      429,719   $    (539,463)  $     390,209
                                                  =============   ==============   =============   =============

BASIC (LOSS) INCOME PER
 COMMON SHARE:                                    $       (0.03)  $        0.06    $       (0.10)  $        0.05
                                                  =============   ==============   =============   =============

DILUTED (LOSS) INCOME PER
 COMMON SHARE:                                    $       (0.03)  $         0.06   $       (0.10)  $        0.05
                                                  =============   ==============   =============   =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 6,143,781        6,143,548       6,143,781       6,001,774
                                                  =============   ==============   =============   =============


DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                          6,143,781        6,143,548       6,143,781       6,001,774
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

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                      -------------------------------------
                                                                                            2000                 1999
                                                                                      ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net (loss) income                                                      $      (539,463)     $        390,209

               Adjustments to reconcile net (loss) income to net cash (used in)
                    provided by operating activities:
                        Depreciation and amortization                                          27,349                27,848
                        Loss on sale of assets                                                 12,460                     0

                        (Increase) decrease in:
                             Accounts receivable                                               41,775               (13,332)
                             License, royalty and distribution receivable                           0                40,000
                             Note receivable from related party                               154,600               (40,649)
                             Inventories, net                                                 (17,930)              (30,958)
                             Receivable from net operating loss sale                          317,482                     0
                             Other current assets                                              (2,230)              (21,054)

                        Increase (decrease) in:
                             Accounts payable and accrued expenses                            132,376              (759,751)
                             Accrued legal judgement                                         (260,000)                    0
                             Deferred revenue                                                 (37,350)               40,430
                             Customer deposits                                                      0               874,000
                                                                                      ---------------      ----------------
                                Total adjustments                                             368,532               116,534
                                                                                      ---------------      ----------------
                                Net cash (used in) provided by
                                operating activities                                         (170,931)              506,743
                                                                                      ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchase of property and equipment                                             (83,369)                    0
               Proceeds from sale of equipment                                                  5,015                     0
                                                                                      ---------------      ----------------
                                Net cash used in investing activities                         (78,354)                    0
                                                                                      ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

               Proceeds from exercise of warrants                                                   0                 4,300
               Increase in restricted cash                                                          0              (139,447)
               Principal repayment of notes payable                                                 0              (100,000)
                                                                                      ---------------      ----------------
                    Net cash used in financing activities                                           0              (235,147)
                                                                                      ---------------      ----------------

                    Net (decrease) increase in cash and cash equivalents                     (249,285)              271,596

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                356,003                25,336
                                                                                      ---------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $       106,718      $        296,932
                                                                                      ===============      ================

            The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements


1.    INTERIM FINANCIAL STATEMENTS

            The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc. collectively "the Company".

            In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

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

4.    GOING CONCERN

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations in each of the last three years, has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will have adequate resources to finance its operations in 2000. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2001, there is no assurance that other sources of funds will be available to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

5.    LOSS PER SHARE

            The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                      ------------------------------   ------------------------------
                                                           2000             1999            2000             1999
                                                      -------------    -------------   -------------    -------------
Numerator:
     Net (loss) income less preferred dividends
       of $34,193 and $34,361 for the three
       month periods and $102,580 and $103,084
       for the nine month periods ended
       September 30, 2000 and September 30, 1999
       respectively                                   $    (204,707)   $     395,358   $    (642,043)   $     287,125
                                                      -------------    -------------   -------------    -------------

Denominator:
     Weighted average common
       shares outstanding                                 6,143,781        6,143,548       6,143,781        6,001,774
                                                      -------------    -------------   -------------    -------------
BASIC (LOSS) INCOME PER
 COMMON SHARE                                         $       (0.03)   $        0.06   $       (0.10)   $        0.05
                                                      =============    =============   =============    =============

Numerator:
     Net (loss) income less preferred dividends
       of $34,193 and $34,361 for the three
       month periods and $102,580 and $103,084
       for the nine month periods ended
       September 30, 2000 and September 30, 1999
       respectively                                   $    (204,707)   $     395,358   $    (642,043)   $     287,125
                                                      -------------    -------------   -------------    -------------

     Interest on Convertible Bonds for the
       period (A)                                                (A)              (A)             (A)              (A)
                                                      -------------    -------------   -------------    -------------

              Subtotal                                $    (204,707)   $     395,358   $    (642,043)   $     287,125
                                                      -------------    -------------   -------------    -------------

Denominator:
     Weighted average common
       shares outstanding                                 6,143,781        6,143,548       6,143,781        6,001,774
                                                      -------------    -------------   -------------    -------------

     Common shares that would be issued
       in exchange for the Convertible Bonds
       assuming conversion at the beginning
       of the period                                            (A)               (A)             (A)              (A)
                                                      -------------    -------------   -------------    -------------

              Subtotal                                    6,143,781        6,143,548       6,143,781        6,001,774
                                                      -------------    -------------   -------------    -------------

DILUTED (LOSS) INCOME PER
 COMMON SHARE                                         $       (0.03)   $        0.06   $       (0.10)   $        0.05
                                                      =============    =============   =============    =============


(A) None of the common shares issuable under the Company's stock option plan of 292,705 outstanding share or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three and nine months ended September 30, 2000 and September 30, 1999.

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

RESULTS OF OPERATIONS

      Revenues

      The Company's total revenues for the three months and nine months ended September 30, 2000 were $218,830 and $656,842, respectively, versus $165,158 and $890,109 for the same periods in 1999; an increase of 32.5% and a decrease of 26.2%, respectively. The revenue increase in net product sales resulted from a $126,578 increase in net sales of hydrogels, offset by a $4,059 decrease in BIONIQ domestic sales, and a $12,023 decrease in BIONIQ export sales during the three months ended September 30, 2000 compared to the same period of 1999. The decrease in net product sales of $38,614 for the nine months ended September 30, 2000 compared to the same period of the previous year was due to a decrease of $63,142 in BIONIQ export sales (primarily occurring in the first three months of the period), a $3,611 decrease in domestic sales of BIONIQ products, offset by a $28,139 increase in sales of hydrogels.

      Revenue from license royalty and research and development contracts decreased $56,824 during the three months ended September 30, 2000, compared to the prior year period, primarily as the result of a decrease of $57,824 in royalties due to the Company not satisfying all its obligations under the agreement with a major customer and a $24,000 decrease in development agreements, offset by a $25,000 increase in license fee received from a new customer. Royalty and research and development revenues decreased $194,653 for the nine months ended September 30, 2000 from the same period of 1999 primarily the result of a decrease in royalties mentioned above.

      Costs and Expenses

      Cost of sales for the three months and nine months ended September 30, 2000 were $34,388 and $121,824, respectively, versus $3,383 and $152,965 for the same periods in 1999, an increase of 916.5% and a decrease of

20.4%, respectively. The increase for the three months ended September 30, 2000 was in proportion to the 179.4% increase in net product sales higher margin and settlement of a disputed invoice with one of the Company's manufacturer in 1999 whereas the decrease for the nine months ended September 30, 2000 from the same period of the prior year was attributable to the 6.7% decrease in net product sales, higher margin, and product mix. Selling, general and administrative expenses decreased 56.4% and 28.4% to $204,579 and $714,168 respectively, for the three months and nine months ended September 30, 2000 from the same period of 1999. The decrease was principally due to lower legal fees and employee related expenses. The research and development costs for the three months and nine months ended September 30, 2000 were $79,419 and $298,687, respectively, as compared to $139,916 and $360,608 for the same periods in 1999, a decrease of 43.2% and 17.2%, respectively, resulting from decreased costs of the research and development staff.

      Other (Expense) Income

      Total other (expense) income, for the three months and nine months ended September 30, 2000 was an expense of $70,958 and $61,626, respectively, versus an income of $876,634 and $1,011,100 for the same periods in 1999, decrease of $947,592 and $1,072,726, respectively. The decrease in income for the three months ended September 30, 2000 was mainly due to gain on the settlement recorded in 1999 for prior rent that has been forgiven by the Company's ex-landlord. The decrease for the nine months ended September 30, 2000 was mainly attributable to the gain on settlement described above, a decrease of $120,249 in collection of a receivable previously written off by the Company in a prior year, and a loss of $12,460 on sales of equipment offset by a $9,983 decrease in interest expense from the previous year, which primarily resulted from the payment of a legal judgment and settlement.

      As a result of the decreased other income and expenses and increased revenue described above for the three months ended September 30, 2000 as compared to the same period of the prior year, the Company incurred a net loss of $170,514 for the three months ended September 30, 2000, versus a net income of $429,719 for the same period of 1999. As a result of the decreased revenues and other income described above, decreased costs and expenses for the nine months ended September 30, 2000 as compared to the same period of the prior year, the Company incurred a net loss of $539,463 for the nine months ended September 30, 2000 as compared to the net income of $390,209 for the same period in 1999.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

      The Company had $106,718 in cash and cash equivalents on hand on September 30, 2000 versus $356,003 on December 31, 1999. The working capital deficit of $(8,111,429) on September 30, 2000 represents an increase of $638,008 from the previous year-end deficit level of $(7,473,421). The increase in working capital deficit was primarily attributable to the net loss incurred in the nine-month period ended September 30, 2000.

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

      Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of September 30, 2000, the Company had made various withdrawals from and repayments to the Special Account.

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

      A judgement in the amount of $367,500 has been rendered against the Company. In July 1999, the Company reached an agreement to make monthly installments over the next four years. As of September 30, 2000, $140,000 has been paid. The Company also entered an agreement to settle certain litigation against the Company for $200,000 plus interest to be paid over thirty-six months beginning on January 1, 2000. In January 2000, the full amount of $200,000 was paid. Financing the judgement as well as the Company's operations will be difficult. Management believes that the Company will have adequate resources to finance its operations in 2000. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2001, there is no assurance that other sources of funds will be available to the Company.

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

      o The Company had a loss of $539,463 for the nine months ended September 30, 2000 and had a net working deficit at September 30, 2000 of $8,111,429. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on it's loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 2001, there can be no assurance that other sources of funds will be available to the Company.

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

                                        HYMEDIX, INC.
                                        (Registrant)



Date:  November 14, 2000         By:    /s/ CHARLES K. KLIMENT
                                        ---------------------------------------
                                        Charles K. Kliment
                                        President (Principal Executive Officer)





Date:  November 14, 2000         By:    /s/ WILLIAM G. GRIDLEY, JR.
                                        ---------------------------------------
                                        William G. Gridley, jr.
                                        Chairman, Chief Financial Officer,
                                        (Secretary, Treasurer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer), Director