Form 10-K
period 2000-12-31
HYMEDIX INC
filed 2001-04-02
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

         For the fiscal year ended  December 31, 2000.
                                   --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

         For the transition period from            to
                                        ----------    ----------

                         Commission file number 0-19827
                                               ---------

                                  HYMEDIX, INC.
             -------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

          Delaware                                              22-3279252
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    2245 Route 130, Dayton, New Jersey 08810
          ------------------------------------------------------------
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

                                Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year: $767,194
                                                            ----------

The aggregate market value of the voting stock held by non-affiliates, based upon the average of the bid and asked price of the Common Stock on March 20, 2001 as reported by The OTC Bulletin Board, was approximately $148,330. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates for this purpose but not necessarily for other purposes.

The number of shares of Common Stock outstanding as of March 20, 2001 was 6,143,781.

Transitional Small Business Disclosure Format (Check one):

                               Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to filed with the Securities and Exchange Commission on or before April 30, 2001 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

                                  HYMEDIX, INC.

                                      INDEX

                                                                        PAGE NO.
PART I

     Item 1.      Description of Business                                   1

     Item 2.      Description of Property                                   4

     Item 3.      Legal Proceedings                                         4

     Item 4.      Submission of Matters to a Vote of Security Holders       5


PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters  6

     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

     Item 7.      Financial Statements                                     13

     Item 8.      Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                      13


PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act                                             14

     Item 10.     Executive Compensation                                   18

     Item 11.     Security Ownership of Certain Beneficial Owners
                  and Management                                           19

     Item 12.     Certain Relationships and Related Transactions           21

SIGNATURES                                                                 23

     Item 13.     Exhibits and Reports on Form 8-K                         22

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

         SKIN CARE PRODUCTS

         The Company has developed a line of moisturizing creams and gels based on the emulsifying capabilities of its hydrophilic polymer systems and has introduced them to the United States market under the trade name BIONIQ(R). The

Company has also introduced a similar line of skin care products to Asian markets through a marketing partner. Until February 1997, the Company's principal means of distribution of BIONIQ(R) products was direct response television. When the monthly volume of direct response television sales did not meet the marketing company's expectations, direct response selling was discontinued. While continuing to seek another means of distribution, the Company sells a small amount of BIONIQ(R) products itself on the internet and by responding to telephone orders. The BIONIQ(R) product line presently consists of Body Therapy(TM), a moisturizing lotion; Replenishing Complex(TM), a moisturizing gel; Facial Formula(TM) (Dry/Normal) and Facial Formula(TM) (Normal/Oily), facial creams; Hydrating Cleanser(TM) (Dry/Normal) and Clarifying Cleanser(TM) (Normal/Oily), facial cleansers; Cucumber Refining Solution(TM) (Dry/Normal) and Tropical Refining Solution(TM) (Normal/Oily), facial toners; and Baby Therapy(TM), a body lotion for babies. Additional skin care products are under development. The Company is exploring other marketing channels for BIONIQ(R), including other direct selling methods.

         RESEARCH & DEVELOPMENT CONTRACTS

         The Company is working on the development of products for other medical products companies under several R&D contracts. In 1991, the Company entered into a three year development agreement (which has been extended for a ninth year on substantially similar terms) with a major private U.S. medical products company for medical products using HYPAN(R) hydrogels in areas other than wound care. This medical products Company's primary focus has been on certain types of drug delivery and permanent implants. The Company's HYPAN(R) polymers are presently being evaluated for controlled release of wound healing agents, certain types of OTC products, embolic agents, thermo-reversible gels for various uses, for gastro-intestinal products and for certain ophthalmic applications.

         LICENSE AGREEMENTS

         The Company has an Option and License Agreement for the intro-occular Memory Lens(TM) with the Mentor Corporation. The Memory Lens has been on the market in Europe since 1995, and at the beginning of 1998 gained FDA approval for sales in the U.S. market. The Company is realizing royalty payments from the sales of the Memory lens world-wide. During 1999, the Company transferred all rights, title, and interest to the patent rights, as defined, to Mentor Corporation's successor for a one-time payment of $1,450,000. The full amount has been received by the Company as of December 31, 1999. Due to the fact that the Company has not satisfied all of its obligations under the agreement, as defined, a portion of the proceeds was recorded as deferred income. The Company also has license agreements for HYPAN(R) spinal disc replacement, HYPAN(R) particles as embolic agents and HYPAN(R) guidewires and catheters.

         SPECIALTY CHEMICALS

         Since 1988, the Company has sold HYPAN(R) hydrogels to the cosmetics and personal care industry (the "Trade") through a marketing partner, LIPO Chemicals, Inc. ("LIPO"). The Company signed a new Marketing and Distribution Agreement with LIPO Chemicals, Inc. on December 22, 1998, pursuant to which LIPO will retain its exclusive distribution rights worldwide, and the rights to manufacture two grades of HYPAN TN polymers, while the Company will keep the rights to manufacture all the other grades. The Company is also supplying special grades of HYPAN(R) polymers for photographic products, for maritime sensors and for specialty filters. Other areas are under development.

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

EMPLOYEES

         The Company presently employs twelve (12) people, seven (7) of whom are engaged in management, marketing and administration; one (1) in regulatory affairs and quality assurance/control; one (1) in production; and three (3) in research and product development. None of the Company's personnel are represented by a union, and the Company believes its personnel relations are excellent.


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

ITEM 3.  LEGAL PROCEEDINGS.

         The Company's former President filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former President, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is, therefore, void. The Company filed an answer denying most of the former President's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgement was rendered against the Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000 with the forgiveness of all accrued interest, to be paid in monthly payments over the next four years. During the year ended December 31, 2000 and 1999, $75,000 and $80,000 was paid, respectively. The agreement stipulates that if any monthly payments are in default, as defined, the judgement will revert back to $367,500 with full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 2000, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 2000.

         An individual filed a complaint against the Company alleging that the Company owed him eight percent of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. In January 2000, the full amount of $200,000 was paid. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent of the issued and outstanding common stock of the Company as of November 30, 1998 (430,048) giving effect to an inclusion of the common stock underlying the warrants as though all the warrants issued under the settlement were fully exercised. The warrants may be exercised by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999 and ending on January 22, 2009, and have an exercise price of $.01 per warrant. The warrants and the common stock issued provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise dilute the warrants of the common stock. The Company valued the warrants at their estimated fair value of $4,300 using the Black Scholes method. Such warrants were exercised during 1999 for $4,300.

         The settlement agreement also provides the Company the option to purchase all or part of the warrants and the common stock issued to the individual pursuant to the settlement agreement if the market capitalization of the Company exceeds $15,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the period October 1, 2000 through December 31, 2000.

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

         The following table sets forth the range of the high and low bid prices for each of the Company's foregoing securities as reported by The OTC Bulletin Board for the eight quarterly periods ended December 31, 2000.

                                                         COMMON STOCK
               PERIOD                                    HIGH      LOW

               1999:
                        1st quarter                     $0.04     $0.03
                        2nd quarter                      0.04      0.04
                        3rd quarter                      0.08      0.04
                        4th quarter                      0.10      0.04

               2000:
                        1st quarter                     $0.08     $0.04
                        2nd quarter                      0.09      0.08
                        3rd quarter                      0.10      0.09
                        4th quarter                      0.11      0.07


         The stock price ranges represent the high and low bid quotations as listed by The OTC Bulletin Board and reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of the close of business on March 20, 2001, there were 122 holders of record of the Company's Common Stock. The Company believes that it had approximately 400 beneficial owners of such securities as of such date.

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

         Recently Issued Accounting Standards

         In April, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires all costs incurred as start-up costs or organization costs be expensed as incurred. Adoption of this SOP in 2000 had no impact on the Company's consolidated financial statements.

         In March, 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain internal use computer software. Adoption of the SOP in 2000 had no impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

         REVENUES

         The Company's total revenues for the fiscal year ended December 31, 2000 were $767,194, versus $1,225,550 for the fiscal year ended 1999, a decrease of 37.4%. The decreased revenues for fiscal year 2000 from the previous year primarily results from (i) a decrease of $128,390 in net products sales; (ii) a decrease of $245,466 in license and royalty fees; and (iii) a decrease of $84,500 in research and development fees. The decrease in net product sales is primarily due to a decrease in net sales of hydrogels' to two major customers and a decrease in BIONIQ(R) sales to an overseas customer and the decrease in license and royalty fees primarily as the result of a decrease of $260,466 in royalties due to the Company no satisfying all its obligations under the agreement with a major customer offset by an increase of $15,000 in license fees..

         For the years ended December 31, 2000 and 1999, two of the Company's product lines encompassed over 99% and 92% of net product sales, respectively. For the year ended December 31, 2000, two of the Company's customers accounted for 42% and 32% of the total revenues. For the year ended December 31, 1999, two of the Company's customers accounted for 72% and 20% of the total revenues.

         COSTS AND EXPENSES

         Cost of sales for the fiscal year ended December 31, 2000 was $169,809 versus $312,453 for fiscal year 1999, a decrease of 45.7%. The decrease in cost of sales was attributable to the lower sales, higher margin, and the $100,000 inventory reserve established in 1999 for aged HYPAN(R) products. Selling, general and administrative expenses for fiscal year ended December 31, 2000 was $938,770 versus $1,404,237 for the fiscal year ended 1999, a decrease of 33.1%. The decrease was principally due to a decrease in staff expenses and legal fees. Research and development costs for fiscal year were $378,730 versus $475,117 for fiscal year 1999, a decrease of 20.3%, resulting from the decrease in staff expenses.

         LEGAL JUDGMENT AND SETTLEMENT

         The Company's former President filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former President, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is, therefore, void. The Company filed an answer denying most of the former President's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgment was rendered against the Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000 with the forgiveness of all accrued interest, to be paid in monthly payments over the next four years. During the year ended December 31, 2000 and 1999, $75,000 and $80,000 was paid, respectively. The agreement stipulates that if any monthly payments are in default, as defined, the judgement will revert back to $367,500 with full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 2000, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 2000.

         An individual filed a complaint against the Company alleging that the Company owed him eight percent (8%) of all monies invested in the Company as a result of his contacts. The complaint alleged that the Company owed him approximately $5,000,000 and warrants to purchase the Company's common stock. In December 1998, a settlement agreement was signed by the individual, the Company and First Taiwan and its affiliates. The Company agreed to pay the individual $200,000 plus interest over a thirty-six month period commencing January 1, 2000. In January 2000, the full amount of $200,000 was paid. In addition, the Company agreed to issue warrants to purchase the equivalent of seven percent (7%) of the issued and outstanding common stock of the Company as of November 30, 1998, which is 430,048 shares of common stock, giving effect to an inclusion of the common stock underlying the warrants as though all the warrants issued under the settlement were fully exercised. The warrants may be exercised by the individual, in whole or in part or parts at any time during a ten year period commencing January 23, 1999 and ending on January 22, 2009, and have an exercise price of $.01 per warrant. The warrants and the common stock issued provide for an anti-dilution adjustment in the event of any change in the capitalization of the Company which would otherwise dilute the warrants of the common stock. The Company valued the warrants at their estimated fair value of $4,300 using the Black Scholes method. Such warrants were exercised during 1999 for $4,300.

         The settlement agreement also provides the Company the option to purchase all or part of the warrants and the common stock issued to the individual pursuant to the settlement agreement if the market capitalization of the Company exceeds $15,000,000.

         OTHER INCOME (EXPENSE)

         Total other income (expense), net for fiscal year ended December 31, 2000 was $83,978 versus $1,356,536 for fiscal year 1999, a decrease of $1,272,558. The decrease in income was mainly due to gain on the settlement in 1999 for prior rent that has been forgiven by the Company's ex-landlord, a decrease in net operating loss ("NOL") sale of a portion of the Company's New Jersey NOLs to a company as approved and permitted by the State of New Jersey, and a decrease in collection of a receivable previously written off by the Company in a prior year.

         As a result of the decreased revenues and other income described above, decreased costs and expenses, the Company incurred a net loss of $636,137 for the fiscal year ended December 31, 2000 versus an income of $390,279 for the fiscal year ended 1999.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         The Company had $181,282 in cash and cash equivalents on hand as of December 31, 2000 versus $356,003 as of December 31, 1999. The working capital deficit as of December 31, 2000 was $8,349,457 versus $7,473,421 as of December 31, 1999, an increase of 11.7%. The increase in working capital deficit was primarily attributable to the net loss incurred in 2000.

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

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of December 31, 2000, the Company had made various withdrawals from and repayments to the Special Account.

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

         Management is not certain that the Company will have adequate resources to finance its operations in 2001. In addition, a judgement in the amount of $367,500 has been rendered against the Company. Financing the judgement as well as the Company's operations will be difficult. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2001, there is no assurance that other sources of funds will be available to the Company.

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

         The Company had a loss from operations of $720,115 for the fiscal year ended December 31, 2000 and had an accumulated deficit at December 31, 2000 of $8,368,259. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on it's loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 2001, there can be no assurance that other sources of funds will be available to the Company.

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

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statement beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective January 31, 2001, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP ("AA") and retained as its new Independent Auditors, O'Connor Davies Munns & Dobbins, LLP ("ODMD"). AA Independent Auditor's Report on the Registrant's financial statements for the fiscal year ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to engage ODMD was authorized by the Registrant's board of directors. During the fiscal year ended 2000 and through January 31, 2001, there were no disagreements between the Registrant and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which, if not resolved to AA's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Furthermore, no "reportable events" occurred within the Registrant's two most recent fiscal years prior to AA's dismissal.

         Neither the Registrant nor any person acting on its behalf, prior to the engagement of ODMD, consulted ODMD regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements, including any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S.B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Set forth below is certain background information with respect to the directors and executive officers of the Company, including information furnished by them as to their principal occupations for the last five years, certain other directorships held by them and their ages as of March 30, 2001. Each of the Directors and Officers set forth below, other than Dr. Jennings, also hold the same position with HYMEDIX International.

                                                                               Director or
                                                                                Executive
Name                             Age    Position(s) with the Company          Officer Since
----                             ---    ----------------------------          -------------
Charles K. Kliment, Ph.D.        68     President and Chief Executive Officer      1994

William G. Gridley, jr.(3)       72     Chairman, Chief Financial Officer,
                                        Secretary, Treasurer and Director          1994

George P. Stoy                   53     Vice President of Engineering and
                                        Director                                   1994

Sheng-Hsiung Hsu                 58     Director                                   1994

Dr. Hsia-Fu Chao(1)(3)           66     Director                                   1994

Shu-Jean Kuo Chou                63     Director                                   1994

Michael K. Hsu(1)(2)(3)          43     Director                                   1994

Edward H. Jennings, Ph.D.(1)(2)  65     Director                                   1994

------------------------------

(1)  Member of the Compensation Committee of the Board of Directors

(2)  Member of the Audit Committee of the Board of Directors

(3)  Member of the Executive Committee of the Board of Directors

         CHARLES K. KLIMENT, PH.D., President and Chief Executive Officer. Dr. Kliment has been President and Chief Executive Officer since the Acquisition Merger. Dr. Kliment joined HYMEDIX International in 1990 as Vice President of Research and Development. Dr. Kliment worked for ten years at the Academy of Sciences in Prague with Professor Otto Wichterle on the development of soft contact lenses and other biomedical uses of HYDRON hydrogels. From 1969 to 1974, he was the Research and Development Manager of National Patent Development Corporation. From 1974 to 1984 Dr. Kliment was Director of Research of NPD Optical Corporation. In 1984, he moved to Tyndale Plains-Hunter, Ltd. as Vice President and worked there until 1990, primarily with hydrophilic polyurethanes.

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

         GEORGE P. STOY, Vice President of Engineering and Director. Mr. Stoy has served as Vice President of Engineering of HYMEDIX since the Acquisition Merger. Mr. Stoy has been with HYMEDIX International since its inception. Mr. Stoy has been involved in the development of HYPAN(R)technology from its early stages, and is responsible for the development of processing technology and product design. Mr. Stoy is an inventor or co-inventor of numerous inventions that are the subject of patents and patent applications. Mr. Stoy holds a Masters degree in Mechanical Engineering.

         SHENG-HSIUNG HSU, Director. Mr. Hsu has served as a Director of HYMEDIX since the Acquisition Merger. Mr. Hsu joined HYMEDIX International as a Director in 1993. Mr. Hsu was the Chairman of First Taiwan Venture Capital Inc. In 1973, he founded Cal-Comp Electronics, Inc. which is now the world's largest electronic calculator manufacturer. He currently serves as the Chairman and the President of Cal-Comp Electronics, Inc. He is also the founder and Executive Director of Compal Electronics, Inc., a major monitor and notebook PC manufacturer in Taiwan. Mr. Hsu also holds various positions in a number of corporations and entities, including Baotek Industrial Materials Ltd., Electric Appliance Manufactures' Association, and Electric & Electronic Production Development Association.

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

He has also taught in National Yang Ming Medical University and National Defense Medical Center. He graduated from National Defense Medical Center in 1961 and was a Fellow in medicine at the Washington University, U.S.A.

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

         MICHAEL K. HSU, Director. Mr. Hsu has served as a Director of HYMEDIX since the Acquisition Merger. Mr. Hsu joined HYMEDIX International as a Director in 1993. Mr. Hsu was the Executive Vice President of First Taiwan Investment Holding Inc. He was also the Executive Vice President of First Taiwan Venture Capital and First Taiwan Investment & Development. His position was to lead the equity investment of the corporate finance segments of First Taiwan Investment Banking Group, which he co-founded in 1989. Mr. Hsu has had ten years of experience in the financial service industry, principally in investments and corporate finance. Prior to 1989 he was the Associate Director of Baring Research (Taiwan), a subsidiary of Baring Securities Ltd. He started his career as a manager and a special assistant to the President in China Development Corp, in 1984. Mr. Hsu holds an M.B.A. degree from National Chiao Tung University and a B.S. degree from the Tunghai University in Taiwan.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal year 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The table below sets forth certain compensation information for the fiscal year ended December 31, 2000, 1999 and 1998 with respect to HYMEDIX Inc.'s ("HYMEDIX's" or the "Company's") Chief Executive Officer.

                                  HYMEDIX, INC.
                           Summary Compensation Table
                               Annual Compensation

                                                                   Long-Term
                                                                  Compensation
                                                                     Awards
                                                   Other Annual   (Securities
Name and Principal                                 Compensation    Underlying
Position                     Year    Salary ($)        ($)         Options (#))
-------------------------    ----    ----------    ------------   -------------

Charles K. Kliment           2000      79,179            0                 0
President and Chief          1999     102,338            0            30,000
Executive Officer            1998     103,500            0                 0


George P. Stoy               2000     126,154            0                 0
Vice President of            1999     102,338            0                 0
Engineering and Director     1998      98,461            0                 0


             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year End Option/SAR Values

                              Number of Securities
                             Underlying Unexercised
                         Options at Fiscal Year End (#)
                            Exercisable/Unexercisable

Charles K. Kliment                 34,000/34,000
President and Chief
Executive Officer

George P. Stoy                      3,000/3,000
Vice President of
Engineering and Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 30, 2001 regarding the beneficial ownership of the Company's Common Stock by: (a) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (b) all Directors; (c) each of the executive officers of the Company named in the Summary Compensation Table; and (d) all executive officers and Directors of the Company as a group:

                                                 Shares Beneficially
                                                     Owned (1)
     Name and Address                  --------------------------------------
    of Beneficial Owner                     Number             Percentage
    -------------------                ----------------     -----------------

Kingston Technologies                      1,384,551             22.54%
 Limited Partnership  (2) (3)

First Taiwan Investment                    2,051,078             33.38%
 Holding Inc.  (4)

William G. Gridley, Jr.  (2) (3)           1,429,551             23.09%

George P. Stoy  (2) (3)                    1,387,551             22.41%

Dr. Hsia-Fu Chao  (4) (5)                  2,051,078             33.38%

Shu-Jean Kuo Chou  (4) (6)                 2,051,078             33.38%

Sheng-Hsiung Hsu (4)                              --                --

Michael K. Hsu (4)                                --                --

Edward H. Jennings, Ph.D.                         --                --
 The Ohio State University
 154 W. 12th Street
 Columbus, OH

George P. Stoy (7)                             3,000                 *
 78 Princeton Avenue
 Rocky Hill, NJ

Charles K. Kliment (8)                        34,000                 *
 321 Walnut Lane
 Princeton, NJ

Joseph Mo                                    430,048              7.00%
 One Belleview Terrace
 Princeton, NJ

    All officers and Directors             3,649,900             58.95%
     as a group (8 persons)

* Less than one percent (1%).

(1) Shares of Common Stock subject to options or warrants exercisable as of March 30, 2001 (or exercisable within 60 days after such date), are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

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

(3) The business address of each of these persons is c/o HYMEDIX, Inc., 2245 Route 130, Dayton, New Jersey 08810.

(4) The business address of each of these persons is 13th Floor, 563 Chung Hsiao East Road, Section 4, Taipei, Taiwan 10516.

(5)      Dr. Chao is Chairman of First Taiwan Investment Holding Inc. Based on a
         Schedule 13D dated as of February 23, 1994 filed by First Taiwan Investment Holding Inc., First Taiwan Venture Capital Inc., First Taiwan Investment and Development, Inc. and Dr. Chao, such persons may be deem to form collectively a "group" and each of such persons may be deemed to share voting power with each other with regard to the foregoing shares. Dr. Chao, in his capacity as Chairman of First Taiwan Investment Holding Inc., may also be deemed to share dispositive power over the shares of Common Stock owned of record by or issuable to First Taiwan Investment Holding Inc., Dr. Chao disclaims beneficial ownership of all such shares, except to the extent of this investment interest therein.

(6) Ms. Chou is a Director of FTIHI. Ms. Chou disclaims beneficial ownership of all such shares, except to the extent of her investment interest therein.

(7) Includes 3,000 shares of Common Stock that Mr. Stoy has the right to acquire upon the exercise of stock options.

(8) Includes 34,000 shares of Common Stock that Dr. Kliment has the right to acquire upon the exercise of stock options.

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

                                  HYMEDIX, INC.
                                  (Registrant)

                                  By: /s/ CHARLES K. KLIMENT, PH.D.
                                      ---------------------------------------
                                      Charles K. Kliment, Ph.D.
                                      President (Principal Executive Officer)
                                  Date:  March 30, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                     TITLE                     DATE


By: /s/ CHARLES K. KLIMENT            President, (Principal       March 30, 2001
    ------------------------------    Executive Officer)
    Charles K. Kliment


By: /s/ WILLIAM G. GRIDLEY, JR.       Chairman, Chief Financial   March 30, 2001
    ------------------------------    Officer (Secretary, Treasurer,
    William G. Gridley, jr.           Principal Financial Officer
                                      and Principal Accounting
                                      Officer); Director


By: /s/ GEORGE P. STOY                Director                    March 30, 2001
    ------------------------------
    George P. Stoy


By: /s/ EDWARD H. JENNINGS            Director                    March 30, 2001
    ------------------------------
    Edward H. Jennings


By: /s/ SHENG-HSIUNG HSU              Director                    March 30, 2001
    ------------------------------
    Sheng-Hsiung Hsu


By: /s/ DR. HSIA-FU CHAO              Director                    March 30, 2001
    ------------------------------
    Dr. Hsia-Fu Chao


By: /s/ SHU-JEAN KUO CHOU             Director                    March 30, 2001
    ------------------------------
    Shu-Jean Kuo Chou


By: /s/ MICHAEL K. HSU                Director                    March 30, 2001
    ------------------------------
    Michael K. Hsu

                          HYMEDIX, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1999 AND 1998 AND
                           FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2000
                         TOGETHER WITH AUDITORS' REPORT

                          HYMEDIX, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE


Independent Accountants Auditors' Report                                 F-3


Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and 1999        F-4


     Consolidated Statements of Operations for the
       Years ended December 31, 2000, 1999 and 1998                      F-5


     Consolidated Statements of Changes in Stockholders' Deficit
       for the Years ended December 31, 2000, 1999 and 1998              F-6


     Consolidated Statements of Cash Flows for the
       Years ended December 31, 2000, 1999 and 1998                      F-7


Notes to Consolidated Financial Statements                            F-8 - F-20

                    INDEPENDENT ACCOUNTANTS AUDITORS' REPORT


To the Board of Directors and
Stockholders of HYMEDIX, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of HYMEDIX, Inc. (a Delaware corporation) and subsidiary (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of HYMEDIX, Inc. and subsidiary as of December 31, 1999 and for each of the two years in the period ended December 31, 1999, were audited by other auditors whose report dated March 14, 2000, on those statements included an explanatory paragraph that described the substantial doubt the Company's ability to continue as a going concern as discussed in Note 3 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the year 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of HYMEDIX, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations in each of the last three years, has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


March 10, 2001
O'Connor Davies Munns & Dobbins, LLP

                          HYMEDIX, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                       2000            1999
                                                                   ------------    ------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                        $    181,282    $    356,003
  Accounts receivable                                                    56,885          87,035
  Note receivable from related party                                     20,000         203,600
  Inventories, net                                                       67,097          70,921
  Receivable from net operating loss sale                                               317,482
  Other current assets                                                   50,520          73,393
                                                                   ------------    ------------

        Total current assets                                            375,784       1,108,434

Property and equipment, net of accumulated
  depreciation of $742,932 and $735,800
  in 2000 and 1999, respectively                                         59,658             896
Patents, net of accumulated amortization of $440,587
  and $409,950 in 2000 and 1999, respectively                                            30,637
Security deposit                                                         59,040          59,040
                                                                   ------------    ------------
        Total assets                                               $    494,482    $  1,199,007
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                                                    $  3,946,979    $  3,946,979
  Accounts payable and accrued expenses                               4,703,262       4,359,876
  Accrued legal judgement and settlement                                 75,000         275,000
                                                                   ------------    ------------

        Total current liabilities                                     8,725,241       8,581,855
                                                                   ------------    ------------

Accrued legal judgement and settlement                                  137,500         212,500
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficit
  8% senior convertible preferred stock, $3.00 par value,
  800,000 shares authorized, 7,390 shares issued and outstanding         22,170          22,170
Preferred stock, $.01 par value, 3,000 shares authorized,
  150 shares issued and outstanding                                           2               2
Common stock, $.001 par value, 20,000,000 shares authorized,
  6,143,781 shares issued and outstanding                                 6,144           6,144
Additional paid-in capital                                           15,658,743      15,658,743
Accumulated deficit                                                 (22,555,318)    (21,782,407)
Subscription receivable                                              (1,500,000)     (1,500,000)
                                                                   ------------    ------------

        Total stockholders' deficit                                  (8,368,259)     (7,595,348)
                                                                   ------------    ------------

        Total liabilities and stockholders' deficit                $    494,482    $  1,199,007
                                                                   ============    ============

See accountants' report and accompanying notes to consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                 2000           1999           1998
                                             -----------    -----------    -----------
Revenues
  Net product sales                          $   635,202    $   763,592    $ 1,138,083
  License, royalty and distribution fees          41,492        286,958        256,082
  Research and development contracts              90,500        175,000        257,500
                                             -----------    -----------    -----------

        Total revenues                           767,194      1,225,550      1,651,665
                                             -----------    -----------    -----------

Costs and expenses
  Cost of sales                                  169,809        312,453        388,630
  Selling, general and administrative            938,770      1,404,237      1,191,316
  Research and development                       378,730        475,117        440,835
  Legal judgement and settlement                                              (234,164)
                                             -----------    -----------    -----------

        Total costs and expenses               1,487,309      2,191,807      1,786,617
                                             -----------    -----------    -----------

        Loss from operations                    (720,115)      (966,257)      (134,952)
                                             -----------    -----------    -----------

Other income (expense)
  Loss on sale of assets                         (12,460)                       (6,561)
  Interest expense                              (286,185)      (312,906)      (251,091)
  Other income                                   382,623      1,669,442         97,073
                                             -----------    -----------    -----------

        Total other income (expense), net         83,978      1,356,536       (160,579)
                                             -----------    -----------    -----------

        Net income (loss)                    $  (636,137)   $   390,279    $  (295,531)
                                             ===========    ===========    ===========

Basic earnings (loss) per common share:      $     (0.13)   $      0.04    $     (0.08)

Diluted earnings (loss) per common share:    $     (0.13)   $      0.04    $     (0.08)

Weighted average common shares outstanding     6,143,781      6,036,211      5,713,500

See accountants' report and accompanying notes to consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                    8% Senior Convertible
                                       Preferred Stock     Preferred Stock        Common Stock                       Accumulated
                                    -------------------  -------------------  --------------------                     Other
                                     Number               Number               Number                 Additional    Comprehensive
                                       of                   of                   of                    Paid-in         Income
                                     Shares     Amount    Shares     Amount    Shares      Amount      Capital         (Loss)
                                    --------   --------  --------   --------  ---------   --------   ------------    -----------
Balance, December 31, 1997           10,190    $ 30,570       150   $      2  5,713,500   $  5,713   $ 15,642,174    $  (53,531)

  Net loss - 1998
  Preferred stock dividends
  Unrealized gain from available
    for sale investments                                                                                                 53,531
  Issuance of warrants                                                                                      4,300
                                     ------    --------  --------   --------  ---------   --------   ------------    ----------
        Comprehensive loss

Balance, December 31, 1998           10,190      30,570       150          2  5,713,500      5,713     15,646,474

  Net income - 1999
  Preferred stock dividends
  Preferred stock conversion         (2,800)     (8,400)                            233                     8,400
  Exercise of warrants                                                          430,048        431          3,869
                                     ------    --------  --------   --------  ---------   --------   ------------    ----------
        Comprehensive income

Balance, December 31, 1999            7,390      22,170       150          2  6,143,781      6,144     15,658,743

  Net loss - 2000
  Preferred stock dividends
                                     ------    --------  --------   --------  ---------   --------   ------------    ----------
        Comprehensive loss

Balance, December 31, 2000            7,390    $ 22,170       150   $      2  6,143,781   $  6,144   $ 15,658,743    $       --
                                     ======    ========  ========   ========  =========   ========   ============    ==========

                                     Accumulated      Subscription
                                       Deficit         Receivable
                                    -------------     ------------

Balance, December 31, 1997          $ (21,602,935)    $ (1,500,000)

  Net loss - 1998                        (295,531)
  Preferred stock dividends              (137,446)
  Unrealized gain from available
    for sale investments
  Issuance of warrants
                                    -------------     ------------
        Comprehensive loss

Balance, December 31, 1998            (22,035,912)      (1,500,000)

  Net income - 1999                       390,279
  Preferred stock dividends              (136,774)
  Preferred stock conversion
  Exercise of warrants
                                    -------------     ------------
        Comprehensive income

Balance, December 31, 1999            (21,782,407)      (1,500,000)

  Net loss - 2000                        (636,137)
  Preferred stock dividends              (136,774)
                                    -------------     ------------
        Comprehensive loss

Balance, December 31, 2000          $ (22,555,318)    $ (1,500,000)
                                    =============     ============

See accountants' report and accompanying notes to consolidated financial statements.

                 HYMEDIX, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000         1999         1998
                                                       ---------    ---------    ---------
Cash flow from operating activities
  Net income (loss)                                    $(636,137)   $ 390,279    $(295,531)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
      Depreciation and amortization                       37,769       35,799       55,853
      Issuance of warrants                                                           4,300
      Loss on sale of assets                              12,460                     6,561
      Reserve for inventory obsolescence                (125,000)     100,000
      (Increase) decrease in
        Accounts receivable                               30,150      (86,818)     226,432
        Note receivable from related party               183,600     (156,960)     (46,640)
        Inventories                                      128,824       (8,375)      73,200
        Receivable from net operating loss sale          317,482     (317,482)
        Other current assets                              56,081      (16,579)      (1,822)
        Security deposit                                                           (59,040)
      Increase (decrease) in
        Accounts payable and accrued expenses            206,612      566,503      118,662
        Accrued legal judgement and settlement, net     (275,000)     (80,000)    (238,464)
                                                       ---------    ---------    ---------

          Net cash provided (used) by
             operating activities                        (63,159)     426,367     (156,489)
                                                       ---------    ---------    ---------

Cash flows from investing activities
  Purchase of property and equipment                     (83,369)                   (1,378)
  Proceeds from sale of equipment                          5,015                   152,439
                                                       ---------    ---------    ---------

         Net cash provided (used) by
            investing activities                         (78,354)          --      151,061
                                                       ---------    ---------    ---------

Cash flows from financing activities
  Proceeds from exercise of warrants                                    4,300
  Principal repayments of notes payable                              (100,000)     (20,617)
                                                       ---------    ---------    ---------

        Net cash used by financing activities                 --      (95,700)     (20,617)
                                                       ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents    (174,721)     330,667      (26,045)

Cash and cash equivalents, beginning of year             356,003       25,336       51,381
                                                       ---------    ---------    ---------

Cash and cash equivalents, end of year                 $ 181,282    $ 356,003    $  25,336
                                                       =========    =========    =========

Supplemental disclosures of cash flow information
  Interest paid                                        $      --    $      --    $   2,383

  Income tax paid                                      $      --    $  55,000    $      --


See accountants' report and accompanying notes to consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      NATURE OF OPERATIONS

        HYMEDIX, Inc. (the "Company") is engaged primarily in the development and commercialization of biomedical and skin care products based on proprietary advanced hydrogels. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop and manufacture products and components with many characteristics for a variety of medical products and other markets. For the years ended December 31, 2000, 1999 and 1998, two of the Company's product lines encompassed over 99%, 92% and 71% of net product sales, respectively. For the year ended December 31, 2000, two of the Company's customers accounted for 42% and 32% of total revenues. For the year ended December 31, 1999, two of the Company's customers accounted for 72% and 20% of the total revenues. For the year ended December 31, 1998, two of the Company's customers accounted for 47% and 17% of total revenues. As of December 31, 2000, 97% of accounts receivable were due from the two customers who accounted for 74% of total revenues in the year 2000.

        The accompanying consolidated 2000, 1999 and 1998 financial statements include the accounts of the Company and HYMEDIX International, Inc. its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consists of highly liquid, short-term investments with maturities of three months or less.

        INVENTORIES

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and overhead costs. As of December 31, inventories are comprised as follows:

                                                        2000        1999
                                                     ---------    ---------

             Raw materials                           $   7,709    $  86,676
             Work in process                             4,920        6,396
             Finished goods                            129,468      177,849
                                                     ---------    ---------
                                                       142,097      270,921
             Less:  reserve for obsolete inventory     (75,000)    (200,000)
                                                     ---------    ---------

                                                     $  67,097    $  70,921
                                                     =========    =========

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets ranging from three to five years.

        PATENTS

        Patents are amortized using the straight-line method over a 14-year period. As of December 31, 2000, all patents are fully amortized.

        STOCK-BASED COMPENSATION

        The Company accounts for employee stock-based compensation using the intrinsic value method.

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

        EARNINGS (LOSS) PER COMMON SHARE

        The Company has adopted SFAS No. 128, "Earnings Per Share", ("SFAS 128") which requires presentation in the consolidated statements of operations of both basic and diluted earnings (loss) per share. Basic earnings
        (loss) per share is computed by dividing the net income (loss) for the period, after consideration of dividends related to preferred stock, where applicable, by the weighted average number of common shares outstanding. Net income (loss) available to common stockholders represents the net loss increased by preferred stock dividends ($136,774 and $137,446) for the year ended December 31, 2000 and 1998, respectively, and net income decreased by preferred stock dividends ($136,774) for the year ended December 31, 1999. None of the common shares issuable under either the Company's stock option plan, or the conversion of the preferred stock, bonds or outstanding warrants (which aggregated 1,609,327 as of December 31, 2000) were included in the computation of earnings (loss) per common share assuming dilution because their inclusion would have been antidilutive. Thus, there is no difference between the weighted average common shares outstanding to weighted average common shares outstanding assuming dilution.

3.      BASIS OF PRESENTATION

        The Company incurred a loss from operations in each of the last three years ended December 31, 2000. The Company also has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 2000.

        Management is not certain that the Company will have adequate resources to finance its operations in 2001. In addition, a judgement in the amount of $367,500 has been rendered against the Company (see Note 12). Financing the judgement as well as the Company's operations will be difficult. Management plans to continue to seek and evaluate financing alternatives for the Company. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2001, there is no assurance that other sources of funds will be available to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.      RELATED PARTY TRANSACTIONS

        The Company entered into a license agreement with S.K.Y. Polymers, Inc. ("SKY"), an entity controlled by one of the Company's directors, to obtain rights with respect to the use of SKY's technology. SKY received $2,000 per month for license maintenance fees until the agreement terminated on October 31, 1998.

        A portion of the Company's convertible bonds are held by First Taiwan, the majority stockholder of the Company. These bonds, bear interest at 7% payable upon demand and are secured by substantially all the assets of the Company (see Note 7).

        The Company is the general partner of Kingston Diagnostics, L.P. ("Kingston"). The Company has recorded a note receivable from Kingston related to the collection of a receivable previously written off by the Company in a prior year (see Note 13).

5.      PROPERTY AND EQUIPMENT

        At December 31, property and equipment is as follows:

                                                            2000         1999
                                                         ---------    ---------

           Machinery and equipment                       $ 181,409    $ 124,753
           Office equipment and furniture and fixtures      31,617       22,379
           Leasehold improvements                          589,564      589,564
                                                         ---------    ---------
                                                           802,590      736,696
           Less:  accumulated depreciation                (742,932)    (735,800)
                                                         ---------    ---------

                                                         $  59,658    $     896
                                                         =========    =========

        Depreciation and amortization of property and equipment was $7,132 and $4,359 in 2000 and 1999, respectively.

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        At December 31, accounts payable and accrued expenses consists of:

                                                  2000          1999
                                               ----------    ----------

         Accounts payable                      $  282,579    $  264,805
         Accrued compensation                     271,599       344,719
         Accrued interest payable               1,721,216     1,453,486
         Accrued preferred dividends              940,817       804,044
         Refundable option deposit                 99,000        99,000
         Deferred income (see Note 9)           1,214,540     1,208,000
         Other accrued expenses                   173,510       185,822
                                               ----------    ----------

                                               $4,703,261    $4,359,876
                                               ==========    ==========

7.      NOTES PAYABLE

        Notes payable consists of the following as of December 31:

                                                           2000          1999
                                                        ----------    ----------
        Note payable, bearing interest at 7%,
           interest only payable quarterly,
           matures in January 2007, unsecured
           (a) (see Note 9).                            $1,500,000    $1,500,000

        Note payable, bearing interest at 7%,
           interest only payable semiannually,
           payable on demand, secured by a
           patent (a) (see Note 9).                        900,000       900,000

        Convertible bonds, bearing interest at 7%,
           payable on demand, secured by sub-
           stantially all the assets of the
           Company (b).                                  1,015,136     1,015,136

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.      NOTES PAYABLE  (CONTINUED)

                                                        2000             1999
                                                     ----------       ----------

        Note payable, bearing interest at 3%,
           payable on demand, unsecured              $  458,326       $  458,326

        Note payable, bearing interest at 8%,
           payable on demand, unsecured                  72,317           72,317

        Demand note payable, bearing interest at
           10%, interest payable periodically,
           unsecured                                      1,200            1,200
                                                     ----------       ----------

                                                     $3,946,979       $3,946,979
                                                     ==========       ==========

        (a) During 2000, 1999 and 1998, the Company has not made interest payments in accordance with the terms of the note payable agreement. As a result, the Company is in technical default with the agreement and therefore, the related debt has been classified as a current liability in the accompanying consolidated balance sheets.

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

8.      INCOME TAXES

        The Company provides for taxes under SFAS No. 109, "Accounting for Income Taxes", ("SFAS 109") which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.      INCOME TAXES  (CONTINUED)

        In accordance with SFAS 109, the Company has evaluated its ability to realize the future tax benefits associated with its net operating loss carryforwards. At December 31, 2000, the Company had net operating loss carryforwards of approximately $15,700,000 for Federal income tax purposes, which expire through 2021. Based on its operating history, the Company has provided a valuation allowance of approximately $5,900,000 as a full valuation allowance against the deferred tax asset as of December 31, 2000 because it could not determine that it was more likely than not that such benefits would be realized.

        As a result of a previous recapitalization, a change in ownership, as defined for tax purposes, has occurred which will restrict the use of net operating loss carryforwards. The maximum amount of net operating losses incurred prior to the change in ownership (approximately $5,000,000) which can be utilized in any given year is approximately $1,300,000.

9.      SIGNIFICANT AGREEMENTS

        The Company granted a license agreement covering the exclusive rights to all surgically applied eye care products developed by the Company to Optical Radiation Corporation (ORC). ORC subsequently assigned these rights to another company which is active in the intraocular lenses business. In 1987, the Company received $1,500,000 in licensing fees and a loan of $1,500,000, (see Note 7) as up-front payments stipulated by the agreement. In connection with the license agreement, the Company may receive royalties based on a percentage of sales of those products associated with the agreement. The Company earned approximately $-0-, $268,000 and $250,000 of royalties under this agreement for the years ended December 31, 2000, 1999 and 1998, respectively. During 1999, the Company transferred all rights, title and interest to the patent rights, as defined, to the company ORC assigned their rights for $1,450,000. The full amount has been received by the Company as of December 31, 1999. Due to the fact that the Company has not satisfied all of its obligations under the agreement, as defined, $1,208,000 of the proceeds was recorded as deferred income (see Note 6).

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.      SIGNIFICANT AGREEMENTS (CONTINUED)

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

        In 1991, the Company entered into a Development Services and Licensing Agreement with a medical products company. Under this agreement and subsequent extensions, the medical products company has paid the Company $100,000 in fees for each of the years ended December 31, 1998 and 1999 and $-0- for the year ended December 31, 2000. These amounts have been reflected in research and development contract revenues in the accompanying consolidated statements of operations.

        During August 1995, the Company entered into a distribution and licensing agreement with Europa Magnetics Corporation Limited (EMC), a company affiliated with a stockholder of the Company. The agreement gives EMC the exclusive right to market and distribute the Company's skin care and wound care products in Asia. Under this agreement, if EMC manufactures products in Asia, it would pay the Company up to a 7% royalty on all partially or fully manufactured skin care and wound care products produced in Asia. No royalties have been received or earned through December 31, 2000.

10.     COMMITMENTS AND CONTINGENCIES

        The Company leases certain office and manufacturing facilities under arrangements accounted for as operating leases. Rent expense approximated $362,000, $365,000 and $560,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These leases require the Company to pay all executory costs such as property taxes, maintenance and insurance. The aggregate minimum lease payments of all noncancellable leases as of December 31, 2000 are as follows:

              For the Years Ending December 31,              Amount
              ---------------------------------             --------
                         2001                               $363,000
                         2002                                361,000
                         2003                                177,000

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.     STOCKHOLDERS' DEFICIT

        During 1994, the Company issued $1,500,000 of 9% preferred stock to Research Corporation Technologies, Inc. ("RCT"), which has a 20% interest in the Company's royalties under certain exclusive lens products licenses, in exchange for the right to receive the first $1,500,000 of royalties due to RCT. The $1,500,000 due from RCT is reflected as a subscription receivable at December 31, 2000 and 1999. The preferred stock is redeemable by the Company (but not by RCT) in six years, and is convertible after June 30, 1995 into the Company's common stock at $5.75 a share, with the Company having the right to redeem the preferred stock if RCT elects to convert.

        The Company maintains an Employee Stock Option Plan (the "Option Plan") and is authorized to grant options at fair value to purchase up to 500,000 shares of the Company's stock. The options are exercisable in varying percentages.

        Transactions under the Option Plan are as follows:

                                                                                  Shares            Weighted
                                                                                  Under              Average
                                                                                  Option         Exercise Price
                                                                                 --------        --------------
        Outstanding December 31, 1996 (exercisable 323,419 shares)                418,919             $3.11
             Expired                                                              (52,748)            $2.85
                                                                                 --------
        Outstanding December 31, 1997 (exercisable 300,421 shares)                366,171             $3.15
             Expired                                                              (44,466)            $3.20
                                                                                 --------
        Outstanding December 31, 1998 (exercisable 321,705 shares)                321,705             $3.14
             Granted                                                               30,000             $0.02
             Expired                                                              (59,000)            $5.58
                                                                                 --------
        Outstanding December 31, 1999 (exercisable 292,705 shares)                292,705             $2.33
             Expired                                                              (92,593)            $3.20
                                                                                 --------
        Outstanding December 31, 2000 (exercisable 200,112 shares)                200,112             $1.92
                                                                                 ========

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.     STOCKHOLDERS' DEFICIT  (CONTINUED)

        The following table summarizes information about stock options outstanding at December 31, 2000:

                                              Weighted     Weighted                     Weighted
             Range of          Number         Average      Average        Number        Average
             Exercise        Outstanding     Remaining     Exercise     Exercisable     Exercise
              Prices         at 12/31/00        Life        Price       at 12/31/00      Price
        ------------------   -----------     ---------     --------     -----------     --------
        $0.02 to $1.99         116,000            7          $0.56         116,000       $0.56
        $2 to $3.99             79,112            1          $3.66          79,112       $3.66
        $4 to $5.99              3,000            4          $4.75           3,000       $4.75
        $6 to $12                2,000            4          $8.00           2,000       $8.00

        In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield 0%, risk-free interest rate of 5.0% for 2000 and expected option life of ten years. Expected volatility was assumed to be 100% for 2000. The weighted average fair value of options granted was $.0376 in 1999. There were no grants made during 2000 or 1998.

        As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                                             2000          1999          1998
                                                          ---------     ---------     ---------
        Net income (loss) as reported                     $(669,345)    $ 390,279     $(295,531)
        Estimated fair value of the year's option
           grants, net of tax                                               1,128
                                                          ---------     ---------     ---------

        Net income (loss) adjusted                        $(669,345)    $ 389,151     $(295,531)
                                                          =========     =========     =========

        Adjusted basic and diluted net
           income (loss) per share                        $    (.13)    $     .08     $    (.21)

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



11.     STOCKHOLDERS' DEFICIT  (CONTINUED)

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

12.     LITIGATION

        The Company's former president filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former president, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is therefore void. The Company filed an answer denying most of the former president's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgement was rendered against the Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000, with the forgiveness of all accrued interest, to be paid in monthly payments over the next four years. During the years ended December 31, 2000 and 1999, $75,000 and $80,000 were paid, respectively. The agreement stipulates that if any monthly payments are in default, as defined, the judgement will revert back to $367,500 and full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 2000, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 2000.

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



12.     LITIGATION  (CONTINUED)

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

        The settlement agreement also provides the Company the option to purchase all or part common stock issued to the individual pursuant to the settlement agreement if the market capitalization of the Company exceeds $15,000,000.

13.     OTHER INCOME

        For the years ended December 31, other income consists of:

                                                   2000         1999         1998
                                                ----------   ----------   ----------
        Previously written off receivable (a)   $  166,400   $  401,960   $   97,073
        Gain on settlement (b)                                  950,000
        Net operating loss sale (c)                215,278      317,482
        Interest                                       945
                                                ----------   ----------   ----------

                                                $  382,623   $1,669,442   $   97,073
                                                ==========   ==========   ==========

                          HYMEDIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



13.     OTHER INCOME (CONTINUED)

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

                 ***** Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1995.

                 # Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed March 30, 1996.

                 ## Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed May 15, 1996.

                 ### Previously filed as an Exhibit to the Registrant's Form 10-QSB originally filed November 15, 1996.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 2000.