Form 10-Q
period 2001-03-31
HYMEDIX INC
filed 2001-05-15
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        --------------

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of April 30, 2001
          -----                             --------------------------------
          Common                                       6,143,781

Transitional Small Business Disclosure Format (Check one):     Yes [ ] No [X]

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of March 31, 2001
                   and December 31, 2000.                                   3

                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2001 and March 31, 2000.    4

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2001 and March 31, 2000.    5

                   Notes to Interim Consolidated Financial Statements       6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8

PART II - OTHER INFORMATION

          Item 3.  Defaults Upon Senior Securities                         11

          Item 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                                 12

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                                                   March 31,     December 31,
                                                                     2001            2000
                                                                 ------------    ------------
                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $     46,957    $    181,282
     Accounts receivable                                               58,195          56,885
     Notes receivable from related party                               20,000          20,000
     Inventories, net                                                  56,333          67,097
     Other current assets                                              47,699          50,520
                                                                 ------------    ------------
         Total current assets                                         229,184         375,784
PROPERTY AND EQUIPMENT, NET                                            56,295          59,658
SECURITY DEPOSIT                                                       59,040          59,040
                                                                 ------------    ------------
         Total assets                                            $    344,519    $    494,482
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                               $  3,946,979    $  3,946,979
     Accounts payable and accrued expenses                          4,699,895       4,703,262
     Accrued legal judgment and settlement                             75,000          75,000
     Deferred revenue                                                  22,061               0
                                                                 ------------    ------------

         Total current liabilities                                  8,743,935       8,725,241
                                                                 ------------    ------------

ACCRUED LEGAL JUDGMENT AND SETTLEMENT                                 107,500         137,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 7,390 shares issued and
         outstanding                                                   22,170          22,170
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                  2               2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 6,143,781 shares issued and outstanding            6,144           6,144
     Additional paid-in capital                                    15,658,743      15,658,743
     Accumulated deficit                                          (22,693,975)    (22,555,318)
     Subscription receivable                                       (1,500,000)     (1,500,000)
                                                                 ------------    ------------
         TOTAL STOCKHOLDERS' DEFICIT                               (8,506,916)     (8,368,259)
                                                                 ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    344,519    $    494,482
                                                                 ============    ============

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------

REVENUES:

     Net product sales                              $   185,777     $   153,723
     License, royalty and distribution fees              61,671           2,291
     Research and development contracts                  10,750          51,250
                                                    -----------     -----------
         Total revenues                                 258,198         207,264
                                                    -----------     -----------

COSTS AND EXPENSES:

     Cost of sales                                       40,334          40,268
     Selling, general and administrative                210,553         270,466
     Research and development                            76,243         114,409
                                                    -----------     -----------
         Total costs and expenses                       327,130         425,143
                                                    -----------     -----------
              Loss from operations                      (68,932)       (217,879)
                                                    -----------     -----------

OTHER (EXPENSE) INCOME
     Interest expense                                   (69,725)        (72,564)
     Other income                                             0           1,400
                                                    -----------     -----------
         Total other (expense) income net               (69,725)        (71,164)
                                                    -----------     -----------

              Net loss                              $  (138,657)    $  (289,043)
                                                    -----------     -----------

BASIC LOSS PER COMMON SHARE                         $     (0.03)    $     (0.05)
                                                    ===========     ===========

DILUTED LOSS PER COMMON SHARE                       $     (0.03)    $     (0.05)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 6,143,781       6,143,781
                                                    ===========     ===========

DILUTED AVERAGE COMMON
  SHARES OUTSTANDING                                  6,143,781       6,143,781
                                                    ===========     ===========

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                      2001           2000
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (138,657)   $  (289,043)
                                                                  -----------    -----------

     Adjustments to reconcile net loss to net cash
        used in operating activities:
              Depreciation and amortization                             3,363          8,367
              (Increase) decrease in:
                  Accounts receivable                                  (1,310)        35,855
                  Notes receivable from related party                       0         (1,400)
                  Inventories, net                                     10,764        (10,319)
                  Receivable from net operating loss sale                   0        317,482
                  Other current assets                                  2,821         (2,418)

              Increase (decrease) in:
                  Accounts payable and accrued expenses                (3,367)       (69,981)
                  Accrued legal judgment                              (30,000)      (230,000)
                  Deferred revenue                                     22,061         11,690
                                                                  -----------    -----------
                      Total adjustments                                 4,332         59,276
                                                                  -----------    -----------
                      Net cash used in operating activities          (134,325)      (229,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     0        (26,713)
                                                                  -----------    -----------

                      Net decrease in cash and cash equivalents      (134,325)      (256,480)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        181,282        356,003
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    46,957    $    99,523
                                                                  ===========    ===========

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated statements.

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements


1.   INTERIM FINANCIAL STATEMENTS

              The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc. collectively (the Company).

              In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

2.   OTHER INCOME

              Substantially all of the other income recorded for the three months ended March 31, 2000 related to the collection of a receivable previously written off by the Company in a prior year.

3.   LOSS PER SHARE

              The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           2001            2000
                                                        -----------    -----------
Numerator:
     Net loss less preferred dividends of
       $34,193 for the period ended
       March 31, 2001 and
       March 31, 2000, respectively                     $  (172,850)   $  (323,236)
                                                        -----------    -----------

Denominator:
     Weighted average common
       shares outstanding                                 6,143,781      6,143,781
                                                        -----------    -----------

BASIC LOSS PER COMMON SHARE                             $     (0.03)   $     (0.05)
                                                        ===========    ===========



Numerator:
     Net loss less preferred dividends of
        $34,193 for the period ended
        March 31, 2001 and
        March 31, 2000, respectively (A)                   (172,850)      (323,236)
     Interest on Convertible Bonds for the period (A)            --             --
                                                        -----------    -----------

         Subtotal                                          (172,850)      (323,236)
                                                        -----------    -----------

Denominator:
     Weighted average common
       shares outstanding
Common shares that would be issued in exchange
    for the Convertible Bonds assuming conversion
    at the beginning of the period (A)                    6,143,781      6,143,781
                                                        -----------    -----------

         Subtotal                                         6,143,781      6,143,781
                                                        -----------    -----------


DILUTED LOSS PER COMMON SHARE                           $     (0.03)   $     (0.05)
                                                        ===========    ===========

(A) None of the common shares issuable under the Company's stock option plan of 159,784 outstanding shares or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three months ended March 31, 2001 and March 31, 2000.

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


RESULTS OF OPERATIONS

         Revenues

         The Company's total revenues for the three months ended March 31, 2001 were $258,198 versus $207,264 for the same period in 2000, an increase of $50,934 or 24.6%. This increase in revenues resulted mainly from (1) an increase of $59,380 in license, royalty and distribution fees, (2) increased sales of $19,610 in international sales of skin care products, (3) increased sales of $13,015 in net sales of hydrogels, offset by; (4) a decrease $40,500 in research and development contract revenues, and (5) a decrease of $571 in domestic sales of skin care products.

         Costs and Expenses

         Cost of sales for the three months ended March 31, 2001 was $40,334 versus $40,268, for the same period in 2000, an increase of $66 or 0.2%. This increase in cost of sales was attributable to the 20.9% increase in net product sales offset by lower costs due to product mix. Selling, general and administrative expenses decreased by $59,913 or 22.2% to $210,553 for the three months ended March 31, 2001 from $270,466 for the same period of 2000. The decrease was primarily due to lower employee related expenses. The research and development costs for the three months ended March 31, 2001 were $76,243 as compared to $114,409 for the same period in 2000, a decrease of $38,166 or 33.4%, mainly due to lower staff expenses.

         Other (Expense) Income, Net

         Total other expense, decreased by $1,439 to $69,725 for the three month period ended March 31, 2001, versus $71,164 for the same period in 2000 mainly attributable to the decrease in interest expense from the previous year, which primarily resulted from the payment of legal judgment and settlement.

         As a result of the increased revenues described above for the three months ended March 31, 2001 as compared to the same period of the prior year and the decreased expenses described above for the same period of 2001 versus the prior year, the Company incurred a lower net loss of $138,657 for the three months ended March 31, 2001 as compared to the net loss of $289,043 for the same period in 2000.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         The Company had $46,957 in cash on hand on March 31, 2001 versus $181,282 on December 31, 2000. The working capital deficit of $(8,514,751) on March 31, 2001 represents an increase of $165,294 from the 2000 year- end deficit level of $(8,349,457). The increase in working capital deficit was primarily attributable to the net loss incurred in the three-month period ended March 31, 2001.

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

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of March 31, 2001, the Company had made various withdrawals from and repayments to the Special Account.

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

         A judgement in the amount of $367,500 has been rendered against the Company. In July 1999, the Company reached an agreement to make monthly installments over the next four years. As of March 31, 2001, $185,000 was paid. The Company also entered an agreement to settle certain litigation against the Company for $200,000 plus interest to be paid over thirty-six months beginning on January 1, 2000. In January 2000, the full amount of $200,000 was paid. Financing the judgement as well as the Company's operations will be difficult. Management is not certain that the Company will have adequate resources to finance its operations in 2001. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2001, there is no assurance that other sources of funds will be available to the Company.

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

         o The Company had a loss of $138,657 for the three months ended March 31, 2001 and had an accumulated deficit at March 31, 2001 of $8,506,916. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on its loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations in 2001, there can be no assurance that other sources of funds will be available to the Company.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               --------

               None

          (b)  Reports on Form 8-K.
               -------------------

          A report on Form 8-K was filed by the Company on February 15, 2001 and an amendment thereto was filed by the Company on February 26, 2001 to report that on January 31, 2001, the Board of Directors of the Company authorized the Company to engage O'Connor Davies Munns & Dobbins, LLP ("ODMD") rather than Arthur Andersen LLP ("AA") as the Company's independent public accountants for the fiscal year ending December 31, 2000, subject to the Company confirming acceptance by ODMD of such appointment and notifying AA. On January 31, 2001, the Company advised ODMD and AA of its decision. On January 31, 2001, ODMD advised the Company that it accepted the appointment and the Company officially engaged ODMD as its independent public accountants for the fiscal year ending December 31, 2000. AA served as the Company's independent public accountants and auditors since 1996. AA was dismissed by the Board of Directors as of January 31, 2001. The Company's decision to employ ODMD rather than AA was the result of the Company's decision to lower its expenses in connection with its quarterly reporting and year end audit requirements.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HYMEDIX, INC.
                                          (Registrant)



Date:     May 15, 2001                    By: /s/ CHARLES K. KLIMENT
                                              ----------------------------------
                                              Charles K. Kliment
                                              President (Principal Executive
                                                Officer)



Date:     May 15, 2001                    By: /s/ WILLIAM G. GRIDLEY, JR.
                                              ----------------------------------
                                              William G. Gridley, jr.
                                              Chairman, Chief Financial Officer,
                                              (Secretary, Treasurer, Principal
                                              Financial Officer and Principal
                                              Accounting Officer), Director