Form 10QSB
period 2001-06-30
HYMEDIX INC
filed 2001-08-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         June 30, 2001         .
                                          ------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .
                               --------------    --------------

                         Commission file number  0-19827
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

                    2245 Route 130, Dayton, New Jersey 08810
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  (732) 274-2288
                                                          -------------------



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]


State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of July 31, 2001
          -----                              -------------------------------

         Common                                         6,143,781

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X]

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------


PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of June 30, 2001
                   and December 31, 2000                                    3

                   Consolidated Statements of Operations for the Three
                   and Six Months Ended June 30, 2001 and June 30, 2000     4

                   Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 2001 and June 30, 2000             5

                   Notes to Interim Consolidated Financial Statements       6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8

PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 HYMEDIX, INC. AND SUBSIDIARY

                                 Consolidated Balance Sheets

                                            ASSETS
                                            ------
                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                 ------------    ------------
                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $     11,402    $    181,282
     Accounts receivable                                              501,607          56,885
     Note receivable from related party                                     0          20,000
     Inventories, net                                                  25,023          67,097
     Other current assets                                              39,817          50,520
                                                                 ------------    ------------
         Total current assets                                         577,849         375,784
PROPERTY AND EQUIPMENT, NET                                            52,931          59,658
SECURITY DEPOSIT                                                       59,040          59,040
                                                                 ------------    ------------
         Total assets                                            $    689,820    $    494,482
                                                                 ============    ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                            -------------------------------------
CURRENT LIABILITIES:
     Notes payable                                               $  3,946,979    $  3,946,979
     Accounts payable and accrued expenses                          4,899,717       4,703,262
     Accrued legal judgment and settlement                             75,000          75,000
                                                                 ------------    ------------
              Total current liabilities                             8,921,696       8,725,241
                                                                 ------------    ------------
ACCRUED LEGAL JUDGMENT AND SETTLEMENT                                  92,500         137,500
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value,
         800,000 shares authorized, 7,390 shares issued and
         outstanding                                                   22,170          22,170
     Preferred Stock, $.01 par value, 3,000 shares authorized,
         150 shares issued and outstanding                                  2               2
     Common Stock, $.001 par value, 20,000,000 shares
         authorized, 6,143,781 shares issued and outstanding            6,144           6,144
     Additional paid-in capital                                    15,658,743      15,658,743
     Accumulated deficit                                          (22,511,435)    (22,555,318)
     Subscription receivable                                       (1,500,000)     (1,500,000)
                                                                 ------------    ------------
         Total stockholders' deficit                               (8,324,376)     (8,368,259)
                                                                 ------------    ------------
         Total liabilities and stockholders' deficit             $    689,820    $    494,482
                                                                 ============    ============

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.


                                        HYMEDIX, INC. AND SUBSIDIARY

                                   Consolidated Statements of Operations
                                                (Unaudited)


                                                      Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------    --------------------------
                                                       2001           2000           2001           2000
                                                   -----------    -----------    -----------    -----------

REVENUES:
     Net product sales                             $   189,304    $   213,664    $   375,081    $   367,387
     Right, license, royalty & distribution fees       396,502            834        458,173          3,125
     Research and development contracts                 10,750         16,250         21,500         67,500
                                                   -----------    -----------    -----------    -----------
         Total revenues                                596,556        230,748        854,754        438,012
                                                   -----------    -----------    -----------    -----------

COSTS AND EXPENSES:

     Cost of sales                                      64,195         47,168        104,529         87,436
     Selling, general and administrative               237,027        239,123        447,580        509,589
     Research and development                           73,556        104,859        149,799        219,268
                                                   -----------    -----------    -----------    -----------
         Total costs and expenses                      374,778        391,150        701,908        816,293
                                                   -----------    -----------    -----------    -----------
         Income (loss) from operations                 221,778       (160,402)       152,846       (378,281)
                                                   -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
     Loss on sale of assets                                  0        (12,460)             0        (12,460)
     Interest expense                                  (69,638)       (71,044)      (139,363)      (143,608)
     Other income                                       30,400        164,000         30,400        165,400
                                                   -----------    -----------    -----------    -----------
         Total other (expense) income, net             (39,238)        80,496       (108,963)         9,332
                                                   -----------    -----------    -----------    -----------
         Net income(loss)                          $   182,540    $   (79,906)   $    43,883    $  (368,949)
                                                   ===========    ===========    ===========    ===========

BASIC INCOME (LOSS) PER
 COMMON SHARE:                                     $      0.02    $     (0.02)   $      0.00    $     (0.07)
                                                   ===========    ===========    ===========    ===========

DILUTED INCOME (LOSS) PER
 COMMON SHARE:                                     $      0.02    $     (0.02)   $      0.00    $     (0.07)
                                                   ===========    ===========    ===========    ===========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                6,143,781      6,143,781      6,143,781      6,143,781
                                                   ===========    ===========    ===========    ===========


DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                         6,143,781      6,143,781      6,143,781      6,143,781
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


                                     HYMEDIX, INC. AND SUBSIDIARY

                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                   2001         2000
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income (loss)                                                $  43,883    $(368,949)
                                                                                ---------    ---------

               Adjustments to reconcile net income (loss) to net cash used in operating activities:
                        Depreciation and amortization                               6,727       16,992
                        Loss on sale of assets                                         -        12,460

                        (Increase) decrease in:
                             Accounts receivable                                 (444,722)       7,833
                             Note receivable from related party                    20,000       34,600
                             Inventories, net                                      42,074       (7,870)
                             Receivable from net operating loss sale                   -       317,482
                             Other current assets                                  10,703        8,240

                        Increase (decrease) in:
                             Accounts payable and accrued expenses                171,455        5,293
                             Accrued legal judgement                              (45,000)    (245,000)
                             Deferred revenue                                      25,000      (31,100)
                                                                                ---------    ---------
                                 Total adjustments                               (213,763)     118,930
                                                                                ---------    ---------
                                 Net cash used in
                                  operating activities                           (169,880)    (250,019)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchase of property and equipment                                      -       (31,369)
               Proceeds from sale of equipment                                         -         5,015
                                                                                ---------    ---------

                    Net cash used in investing activities                              -       (26,354)
                                                                                ---------    ---------

                    Net decrease in cash and cash equivalents                    (169,880)    (276,373)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    181,282      356,003
                                                                                ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  11,402    $  79,630
                                                                                =========    =========

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements


1.       INTERIM FINANCIAL STATEMENTS

               The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc. collectively ("the Company").

               In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

2.       RIGHT, LICENSE, ROYALTY AND DISTRIBUTION FEES

               During the second quarter of 2001, for cash needed in order to continue the Company's operation an agreement was signed between the Company and the sole distributor of the Company's hydrogel in cosmetics and personal care products for the buy out of the marketing and distribution agreement signed previously (the "Buy Out Agreement"). According to the Buy Out Agreement, the Company will no longer have sales related to the above-mentioned products in the future. Sales related to the manufacture right sold under the agreement amounted to $225,800 and $162,750 for six months ended June 30, 2001 and 2000, respectively.

               Pursuant to the agreement, the ex-distributor received a perpetual global and exclusive license for the manufacture and sale of all grades of HYPAN(R) in the cosmetics and personal care industries and a complete technology transfer. The Company also has to assign to the ex-distributor its HYPAN(R) trademarks for use in the cosmetics and personal care industries. In addition, the Company has to transfer all existing hydrogel inventories related to the agreement.

               In exchange for giving up the manufacturing rights and royalties, the Company shall receive $500,000 in three (3) payments, which was recorded in "accounts receivable" as of June 30, 2001.

3.       OTHER INCOME

               Substantially all of the other income recorded in 2001 and 2000 related to the collection of a receivable previously written off by the Company in a prior year.

4.       INCOME (LOSS) PER SHARE

               The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                     Three Months Ended             Six Months Ended
                                                           June 30,                     June 30,
                                                  -------------------------    --------------------------
                                                      2001          2000           2001           2000
                                                  -----------   -----------    -----------    -----------
Numerator:
     Net income (loss) less preferred dividends
       of $34,193 for the three month periods
       and $68,386 for the six month periods
       ended June 30, 2001 and
       June 30, 2000 respectively                 $   148,347   $  (114,099)   $   (24,503)   $  (437,335)
                                                  -----------   -----------    -----------    -----------

Denominator:
     Weighted average common
       shares outstanding                           6,143,781     6,143,781      6,143,781      6,143,781
                                                  -----------   -----------    -----------    -----------
BASIC INCOME (LOSS) PER
  COMMON SHARE                                    $      0.02   $     (0.02)   $      0.00    $     (0.07)
                                                  ===========   ===========    ===========    ===========


Numerator:
     Net income (loss) less preferred dividends
       of $34,193 for the three month periods
       and $68,386 for the six month periods
       ended June 30, 2001 and
       June 30, 2000 respectively                 $   148,347   $  (114,099)   $   (24,503)   $  (437,335)
                                                  -----------   -----------    -----------    -----------

     Interest on Convertible Bonds for the
       period (A)                                         (A)           (A)            (A)            (A)
                                                  -----------   -----------    -----------    -----------

              Subtotal                            $   148,347   $  (114,099)   $   (24,503)   $  (437,335)
                                                  -----------   -----------    -----------    -----------

Denominator:
     Weighted average common
       shares outstanding                           6,143,781     6,143,781      6,143,781      6,143,781
                                                  -----------   -----------    -----------    -----------

     Common shares that would be issued
       in exchange for the Convertible Bonds
       assuming conversion at the beginning
       of the period                                      (A)           (A)            (A)            (A)
                                                  -----------   -----------    -----------    -----------

              Subtotal                              6,143,781     6,143,781      6,143,781      6,143,781
                                                  -----------   -----------    -----------    -----------

DILUTED INCOME (LOSS) PER
  COMMON SHARE                                    $      0.02   $     (0.02)   $      0.00    $     (0.07)
                                                  ===========   ===========    ===========    ===========

(A) None of the common shares issuable under the Company's stock option plan of 159,784 outstanding share or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three and six months ended June 30, 2001 and June 30, 2000.

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


Results of Operations

         Revenues

         The Company's total revenues for the three months and six months ended June 30, 2001 were $596,556 and $854,754, respectively, versus $230,748 and
$438,012 for the same periods in 2000; an increase of 158.5% and 95.1%, respectively. The revenue decrease in net product sales resulted from a $32,950 decrease in BIONIQ export sales and a $542 decrease in BIONIQ domestic sales, offset by a $9,132 increase in net sales of hydrogels during the three months ended June 30, 2001 compared to the same period of 2000. The increase in net product sales of $7,694 for the six months ended June 30, 2001 compared to the same period of the previous year was due to an increase of $22,147 in sales of hydrogels (primarily occurring in the last three months of the period due to the inventories transfer pursuant to the Buy Out Agreement), offset by a $13,340 decrease in BIONIQ export sales, and a $1,113 decrease in domestic sales of BIONIQ products.

         Right, license, royalty and distributions fees increased $395,668 and $455,048, respectively for the three months and six months ended June 30, 2001, compared to the prior year period. The increase was primarily resulted from the buy out agreement the Company signed with the ex-distributor mentioned earlier. Revenue from research and development contracts decreased $5,500 and $46,000, respectively for the three months and six months ended June 30, 2001, from the same period of 2000.

         Costs and Expenses

         Cost of sales for the three months and six months ended June 30, 2001 were $64,195 and $104,529, respectively, versus $47,168 and $87,436 for the same periods in 2000, an increase of 36.1% and 19.5%, respectively. The increase for the three and six months ended June 30, 2001 was resulted mainly from the lower sales price of hydrogels which was transferred to the ex-distributor per the Buy Out Agreement. Selling, general and administrative expenses decreased 0.9% and 12.2% to $237,027 and $447,580 respectively, for the three months and six months ended June 30, 2001 from the same period of 2000. The decrease was principally due to lower employee related expenses. The research and development costs for the three months and six months ended June 30, 2001 were $73,556 and $149,799, respectively, as compared to $104,859 and $219,268 for the same periods in 2000, a decrease of 29.9% and 31.7%, respectively, resulting from decreased costs of the research and development staff.

         Other (Expense) Income

         Total other (expense) income, for the three months and six months ended June 30, 2001 was an expense of $39,238 and $108,963, respectively, versus an income of $80,496 and $9,332 for the same periods in 2000, decrease of $119,734 and $118,295, respectively. The decrease in other income for the three months ended June 30, 2001 was mainly attributable to a decrease of $133,600 collection of a receivable previously written off by the Company in a prior year, offset by a loss of $12,460 on sales of equipment occurred in 2000 and a $1,406 decrease in interest expense from the previous year, which primarily resulted from the payment of legal judgment and settlement whereas the decrease for the six months ended June 30, 2001 from the same period of the prior year was attributable to a decrease of $135,000 collection of a receivable mentioned above, offset by a loss of $12,460 on sales of equipment in 2000 mentioned above and a $4,245 decrease in interest expense.

         As a result of the increased revenues and decreased expenses and other income described above for the three months ended June 30, 2001 as compared to the same period of the prior year, the Company recorded an income of $182,540 for the three months ended June 30, 2001, versus a net loss of $80,496 for the same period of 2000. As a result of the increased revenues described above, decreased costs and expenses and decreased other income for the six months ended June 30, 2001 as compared to the same period of the prior year, the Company recorded a net income of $43,883 for the six months ended June 30, 2001 as compared to the net loss of $368,949 for the same period in 2000.


Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $11,402 in cash and cash equivalents on hand on June 30, 2001 versus $181,282 on December 31, 2000. The working capital deficit of $(8,343,847) on June 30, 2001 represents a decrease of $5,610 from the previous year-end deficit level of $(8,349,457). The decrease in working capital deficit was primarily attributable to the net income recorded in the six-month period ended June 30, 2001.

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

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of June 30, 2001, the Company had made various withdrawals from and repayments to the Special Account.

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

         A judgement in the amount of $367,500 has been rendered against the Company. In July 1999, the Company reached an agreement to make monthly installments over the next four years. As of June 30, 2001, $200,000 was paid. Financing the judgement as well as the Company's operations will be difficult. Management is not certain that the Company will have adequate resources to finance its operations for the remainder of 2001. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2001, there is no assurance that other sources of funds will be available to the Company.

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

         o The Company had a net working deficit at June 30, 2001 of $(8,343,847). The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on it's loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. In the event that cash flow from operations and the anticipated proceeds from a financing, if any, are not sufficient to fund the Company's operations for the remainder of 2001, there can be no assurance that other sources of funds will be available to the Company.

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

               None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HYMEDIX, INC.
                                        (Registrant)



Date:  August 14, 2001                  By: /s/ GEORGE P. STOY
                                            ------------------------------------
                                            George P. Stoy
                                            Acting President (Acting Principal
                                             Executive Officer)





Date:  August 14, 2001                  By: /s/ WILLIAM G. GRIDLEY, JR.
                                            ------------------------------------
                                            William G. Gridley, jr.
                                            Chairman, Chief Financial Officer,
                                             (Secretary, Treasurer, Principal
                                             Financial Officer and Principal
                                             Accounting Officer), Director