Form 10QSB
period 2001-09-30
HYMEDIX INC
filed 2001-11-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 2001.
                                              -------------------

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

                               Yes  X    No
                                  -----    -----

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of October 31, 2001
            -----                           ----------------------------------

           Common                                        6,143,781

Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                               -----    -----

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                                Page No.
                                                                                --------

PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of September 30, 2001
                   and December 31, 2000                                            1

                   Consolidated Statements of Operations for the Three
                   and Nine Months Ended September 30, 2001 and
                   September 30, 2000                                               2

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2001 and September 30, 2000                  3

                   Notes to Interim Consolidated Financial Statements               4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              7

PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                         14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                   September 30,       December 31,
                                                                        2001               2000
                                                                   -------------      -------------
                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $     158,699      $     181,282
     Accounts receivable                                                     300             56,885
     Note receivable from related party                                       --             20,000
     Inventories, net                                                     35,444             67,097
     Other current assets                                                 37,458             50,520
                                                                   -------------      -------------
         Total current assets                                            231,901            375,784
Property and Equipment, Net                                               49,568             59,658
Security Deposit                                                          59,040             59,040
                                                                   -------------      -------------
         Total assets                                              $     340,509      $     494,482
                                                                   =============      =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:
     Notes payable                                                 $   3,946,979      $   3,946,979
     Accounts payable and accrued expenses                             4,881,378          4,703,262
     Accrued legal judgment and settlement                                75,000             75,000
                                                                   -------------      -------------
              Total current liabilities                                8,903,357          8,725,241
                                                                   -------------      -------------
ACCRUED LEGAL JUDGMENT AND SETTLEMENT                                     77,500            137,500
                                                                   -------------      -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
     8% Senior Convertible Preferred Stock, $3.00 par value per share,
         800,000 shares authorized, 7,390 shares issued and
         outstanding                                                      22,170             22,170
     Preferred Stock, $.01 par value per share,
         3,000 shares authorized,
         150 shares issued and outstanding                                     2                  2
     Common Stock, $.001 par value per share, 20,000,000 shares
         authorized, 6,143,781 shares issued and outstanding               6,144              6,144
     Additional paid-in capital                                       15,658,743         15,658,743
     Accumulated deficit                                             (22,827,407)       (22,555,318)
     Subscription receivable                                          (1,500,000)        (1,500,000)
                                                                   -------------      -------------
         Total stockholders' deficit                                  (8,640,348)        (8,368,259)
                                                                   -------------      -------------
         Total liabilities and stockholders' deficit               $     340,509      $     494,482
                                                                   =============      =============

   The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                       September 30,
                                                     ------------------------------      ------------------------------
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
REVENUES:

     Net product sales                               $     10,926      $    172,091      $    386,007      $    539,478
     Right, license, royalty & distribution fees            3,508            34,489           461,681            37,614
     Research and development contracts                    10,750            12,250            32,250            79,750
                                                     ------------      ------------      ------------      ------------
         Total revenues                                    25,184           218,830           879,938           656,842
                                                     ------------      ------------      ------------      ------------

COSTS AND EXPENSES:

     Cost of sales                                             30            34,388           104,559           121,824
     Selling, general and administrative                  200,172           204,579           647,752           714,168
     Research and development                              71,401            79,419           221,200           298,687
                                                     ------------      ------------      ------------      ------------
         Total costs and expenses                         271,603           318,386           973,511         1,134,679
                                                     ------------      ------------      ------------      ------------
         Loss from operations                            (246,419)          (99,556)          (93,573)         (477,837)
                                                     ------------      ------------      ------------      ------------

OTHER (EXPENSE) INCOME:
     Loss on sale of assets                                    --                --                --           (12,460)
     Interest expense                                     (69,553)          (70,958)         (208,916)         (214,566)
     Other income                                              --                --            30,400           165,400
                                                     ------------      ------------      ------------      ------------
         Total other expense, net                         (69,553)          (70,958)         (178,516)          (61,626)
                                                     ------------      ------------      ------------      ------------
         Net loss                                    $   (315,972)     $   (170,514)     $   (272,089)     $   (539,463)
                                                     ============      ============      ============      ============

BASIC LOSS PER
 COMMON SHARE:                                       $      (0.06)     $      (0.03)     $      (0.06)     $      (0.10)
                                                     ============      ============      ============      ============

DILUTED LOSS PER
 COMMON SHARE:                                       $      (0.06)     $      (0.03)     $      (0.06)     $      (0.10)
                                                     ============      ============      ============      ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                   6,143,781         6,143,781         6,143,781         6,143,781
                                                     ============      ============      ============      ============

DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                            6,143,781         6,143,781         6,143,781         6,143,781
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

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                            $   (272,089)     $   (539,463)
                                                                           ------------      ------------

       Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                    10,090            27,349
                Loss on sale of assets                                               --            12,460

                (Increase) decrease in:
                     Accounts receivable                                         56,585            41,775
                     Note receivable from related party                          20,000           154,600
                     Inventories, net                                            31,653           (17,930)
                     Receivable from net operating loss sale                         --           317,482
                     Other current assets                                        13,062            (2,230)

                Increase (decrease) in:
                     Accounts payable and accrued expenses                      178,116            95,026
                     Accrued legal judgement                                    (60,000)         (260,000)
                                                                           ------------      ------------
                         Total adjustments                                      249,506           368,532
                                                                           ------------      ------------
                         Net cash used in operating activities                  (22,583)         (170,931)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                            --           (83,369)
       Proceeds from sale of equipment                                               --             5,015
                                                                           ------------      ------------
                         Net cash used in investing activities                       --           (78,354)
                                                                           ------------      ------------

            Net decrease in cash and cash equivalents                           (22,583)         (249,285)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  181,282           356,003
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    158,699      $    106,718
                                                                           ============      ============

                          HYMEDIX, INC. AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements


1.   INTERIM FINANCIAL STATEMENTS

              The unaudited consolidated financial statements have been prepared based upon financial statements of HYMEDIX, Inc. and its wholly owned subsidiary, HYMEDIX International, Inc. collectively (the "Company").

              In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

2.   CUSTOMER DEPOSITS

              During the second quarter of 2001, in order to raise cash to continue the Company's operations, an agreement was signed between the Company and the sole distributor of the Company's hydrogels in cosmetics and personal care products for the buy out of the marketing and distribution agreement signed previously between the Company and the sole distributor (the "Buy Out Agreement"). Sales related to the manufacturing right sold under the Buy Out Agreement equalled to $225,800 and $288,750 for nine months ended September 30, 2001 and 2000, respectively.

              Pursuant to the Buy Out Agreement, the sole distributor received a perpetual global and exclusive license for the manufacture and sale of all grades of HYPAN(R) in the cosmetics and personal care industries and a complete technology transfer. The Company is requested to assign the sole distributor its HYPAN(R) trademarks for use in the cosmetics and personal care industries. In addition, the Company is requested to transfer all existing hydrogel inventories related to the Buy Out Agreement.

              In exchange for giving up the manufacturing rights and royalties, the Company received $500,000 under the Buy Out Agreement.


3.   OTHER INCOME

              Substantially all of the other income recorded in 2001 and 2000 related to the collection of a receivable previously written off by the Company in a prior year.

4.   LOSS PER SHARE

              The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computations of both basic and diluted earnings per share were as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                   ------------------------------      ------------------------------
                                                       2001              2000              2001              2000
                                                   ------------      ------------      ------------      ------------
Numerator:
     Net loss less preferred dividends of
       $34,193 for the three month periods
       and $102,579 for the nine month periods
       ended September 30, 2001 and
       September 30, 2000 respectively             $   (350,165)     $   (204,707)     $   (374,668)     $   (642,043)
                                                   ------------      ------------      ------------      ------------

Denominator:
     Weighted average common
       shares outstanding                             6,143,781         6,143,781         6,143,781         6,143,781
                                                   ------------      ------------      ------------      ------------
BASIC LOSS PER
 COMMON SHARE                                      $      (0.06)     $      (0.03)     $      (0.06)     $      (0.10)
                                                   ============      ============      ============      ============

Numerator:
     Net loss less preferred dividends of
       $34,193 for the three month periods
       and $102,579 for the nine month periods
       ended September 30, 2001 and
       September 30, 2000 respectively             $   (350,165)     $   (204,707)     $   (374,668)     $   (642,043)
                                                   ------------      ------------      ------------      ------------

     Interest on Convertible Bonds for the
       period (A)                                            (A)               (A)               (A)               (A)
                                                   ------------      ------------      ------------      ------------

              Subtotal                             $   (350,165)     $   (204,707)     $   (374,668)     $   (642,043)
                                                   ------------      ------------      ------------      ------------

Denominator:
     Weighted average common
       shares outstanding                             6,143,781         6,143,781         6,143,781         6,143,781
                                                   ------------      ------------      ------------      ------------

     Common shares that would be issued
       in exchange for the Convertible Bonds
       assuming conversion at the beginning
       of the period                                         (A)               (A)               (A)               (A)
                                                   ------------      ------------      ------------      ------------

              Subtotal                                6,143,781         6,143,781         6,143,781         6,143,781
                                                   ------------      ------------      ------------      ------------

DILUTED LOSS PER
 COMMON SHARE                                      $      (0.06)     $      (0.03)     $      (0.06)     $      (0.10)
                                                   ============      ============      ============      ============

(A) None of the common shares issuable under the Company's stock option plan of 159,784 or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three and nine months ended September 30, 2001 and September 30, 2000.

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


Results of Operations

      Revenues

      The Company's total revenues for the three months and nine months ended September 30, 2001 were $25,184 and $879,938, respectively, versus $218,830 and $656,842 for the same periods in 2000; a decrease of 88.5% and an increase of 34.0%, respectively. The revenue decrease in net product sales resulted from a $150,460 decrease in net sales of hydrogels, a $576 decrease in BIONIQ domestic sales, and a $10,129 decrease in BIONIQ export sales during the three months ended September 30, 2001 compared to the same period of 2000. The decrease in net product sales of $153,471 for the nine months ended September 30, 2001 compared to the same period of the previous year was due to a decrease of $23,469 in BIONIQ export sales, a $1,689 decrease in domestic sales of BIONIQ products, and a $128,313 decrease in sales of hydrogels primarily resulted from the Buy Out Agreement, as described in our notes to the Interim Consolidated Financial Statements.

      Revenue from license and royalty fees decreased $30,981 during the three months ended September 30, 2001, compared to the prior year period, primarily as the result of a decrease of $25,000 in license fees received in prior year, and a decrease of $5,981 in royalty fees. Revenue from research and development contracts decreased $1,500 during the three months ended September 30, 2001, compared to the same period of 2000. License, royalty and distribution fees increased $424,067 for the nine months ended September 30, 2001, compared to the prior year period. The increase was primarily resulted from the Buy-Out Agreement, as described in our Notes to Interim Consolidated Financial Statements. Revenue from research and development contracts decreased $47,500 for the nine months ended September 30, 2001, from the same period of 2000.

      Costs and Expenses

      Cost of sales for the three months and nine months ended September 30, 2001 were $30 and $104,559, respectively, versus $34,388 and $121,824 for the same periods in 2000, a decrease of 99.9% and 14.2%, respectively. The decrease for the three months ended September 30, 2001 was in proportion to the 93.7% decrease in net product sales, and higher margin resulted from a sales of an obsolete inventory previously written off by the Company in a prior year whereas the decrease for the nine months ended September 30, 2001 from the same period of the prior year was attributable to the 28.4% decrease in net product sales, and lower margin. Selling, general and administrative expenses decreased 2.2% and 9.3% to $200,172 and $647,752 respectively, for the three months and nine months ended September 30, 2001 from the same period of 2000. The decrease was principally due to lower employee related expenses. The research and development costs for the three months and nine months ended September 30, 2001 were $71,401 and $221,200, respectively, as compared to $79,419 and $298,687 for the same periods in 2000, a decrease of 10.1% and 25.9%, respectively, resulting from decreased costs of the research and development staff.

      Other (Expense) Income

      Total other expense, net for the three months and nine months ended September 30, 2001 was $69,553 and $178,516, respectively, versus $70,958 and $61,626 for the same periods in 2000, a decrease of $1,405 and an increase of $116,890, respectively. The decrease in other expense for the three months ended September 30, 2001 was mainly attributable to decrease in interest expense from the previous year, which primarily resulted from the payment of a legal judgment and settlement. The increase for the nine months ended September 30, 2001 from the same period of the prior year was attributable to a decrease of $135,000 on the collection of the receivable mentioned above, offset by a loss of $12,460 on sales of equipment in 2000 mentioned above and a $5,650 decrease in interest expense.

      As a result of the decreased revenues and decreased expenses and other expenses described above for the three months ended September 30, 2001 as compared to the same period of the prior year, the Company incurred a loss of $315,972 for the three months ended September 30, 2001, versus a loss of $170,514 for the same period of 2000. As a result of the increased revenues described above, decreased costs and expenses and increased other expenses for the nine months ended September 30, 2001 as compared to the same period of the prior year, the Company incurred a net loss of $272,089 for the nine months ended September 30, 2001 as compared to the net loss of $539,463 for the same period in 2000.


Liquidity, Capital Resources and Changes in Financial Condition

      The Company had $158,699 in cash and cash equivalents on hand on September 30, 2001 versus $181,282 on December 31, 2000. The working capital deficit of $8,671,456 on September 30, 2001 represents an increase of $321,999 from the previous year-end deficit of $8,349,457. The increase in working capital deficit was primarily attributable to the net loss incurred in the nine-month period ended September 30, 2001.

      The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $900,000, respectively, each have been classified as current liabilities as each of the Agreements are in technical default as a result of the Company not making interest payments to the licensors.

      During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7.0% per annum and matured on March 31, 1998. The Company is currently in default of the September Bond and there is no change in the status of the September Bond. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

      In April of 1996, the Company issued convertible bonds in the aggregate principal amount of approximately $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7.0% per annum and matured of the June Bonds on March 31, 1998. The Company is currently in default of the June Bonds and there is no change in the status of the June Bonds. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock for the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof.

      Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as defined below), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of September 30, 2001, the Company had made various withdrawals from and repayments to the Special Account.

      Pursuant to a Security Agreement dated as of August 8, 1996, by and among the Company and the Bondholder Representative as such term is defined in each of the June Bonads and the September Bonds, in order to induce the Purchasers and Su Chen Huang (collectively, the "Bondholders") to approve future withdrawals by the Company from the special account, the Company granted to the Bondholder Representative, for the ratable benefit of the Bondholders, a security interest in all of the Company's assets and properties.

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

      A judgement in the amount of $367,500 has been rendered against the Company. In July 1999, the Company reached an agreement to make monthly installments over the next four years. As of September 30, 2001, $215,000 has been paid. Financing the judgement as well as the Company's operations will be difficult. Management is not certain that the Company will have adequate resources to finance its operations for the remainder of 2001 and for the year 2002. In the event that cash flow from operations and the anticipated proceeds from financing, if any, are not sufficient to fund the Company's operations and obligations in 2001 and 2002, there is no assurance that other sources of funds will be available to the Company.


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

      o The Company had a loss of $272,089 for the nine months ended September 30, 2001 and had a net working deficit at September 30, 2001 of $8,671,456. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on its loans. There can be no assurance that the Company's revenues will grow sufficiently to fund its operations and achieve profitability. In the event that cash flow from operations is not sufficient to fund the Company's operations in 2001 and 2002, there can be no assurance that other sources of funds will be available to continue the operations of the Company.

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

      o The Company does business and continues to seek to develop business on a worldwide basis. Global and regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating its products, could impact the Company's financial condition or future results of operations.

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


                                           HYMEDIX, INC.
                                           (Registrant)



Date:     November 14, 2001           By:  /s/ George Stoy
                                           ------------------------------------
                                           George Stoy
                                           Acting President
                                           (Acting Principal Executive Officer),
                                           Director





Date:     November 14, 2001           By:  /s/ William G. Gridley, Jr.
                                           ------------------------------------
                                           William G. Gridley, Jr.
                                           Chairman, (Secretary, Treasurer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
Director