Form 10KSB
period 2001-12-31
HYMEDIX INC
filed 2002-04-16
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

     For the fiscal year ended December 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition period from __________ to __________ .

                         Commission file number 0-19827

                                  HYMEDIX, INC.
             (Exact name of registrant, as specified in its charter)

         Delaware                                            22-3279252
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                    2245 Route 130, Dayton, New Jersey 08810
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:    (732) 274-2288
                                                     ------------------

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

State registrant's revenues for its most recent fiscal year:   $935,014
                                                             -----------

The aggregate market value of the voting stock held by non-affiliates, based upon the average of the bid and asked price of the Common Stock on March 31, 2002 as reported by The OTC Bulletin Board, was approximately $32,071. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates for this purpose but not necessarily for other purposes.

The number of shares of Common Stock outstanding as of March 31, 2002 was 6,143,781.

Transitional Small Business Disclosure Format (Check one):

                               Yes [ ]   No [X]

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to filed with the Securities and Exchange Commission on or before April 30, 2002 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

                                  HYMEDIX, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I

     Item 1.      Description of Business                                     1

     Item 2.      Description of Property                                     4

     Item 3.      Legal Proceedings                                           4

     Item 4.      Submission of Matters to a Vote of Security Holders         5

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters    6

     Item 6.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

     Item 7.      Financial Statements                                       13

     Item 8.      Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        13

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                               14

     Item 10.     Executive Compensation                                     15

     Item 11.     Security Ownership of Certain Beneficial Owners
                  and Management                                             17

     Item 12.     Certain Relationships and Related Transactions             18

     Item 13.     Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                                   19

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

Products

         The Company has developed two product lines in the past several years, a line of synthetic dressings for the treatment of chronic wounds, and a line of moisturizing creams and gels for the consumer skin care markets. In addition, the Company has several product development and license agreements with companies in the fields of drug delivery and permanent implants.

         Wound Care Products

         The Company had developed a line of seven products for the chronic wound care markets, six of which have received market clearance from the FDA, and one of which does not require FDA clearance. In November, 1995, the Company entered into an agreement with ProCyte Corporation ("ProCyte") granting it a license to make, have made, use and sell products for the wound care field using the Company's HYPAN(R) technology. ProCyte modified one of the Company's wound care products, and has introduced it to the market. In late 1997, the ProCyte license agreement was modified to limit its rights to that specific product. The Company has been seeking a new marketing partner or licensee for its remaining wound care products and additional products.

         Skin Care Products

         The Company has developed a line of moisturizing creams and gels based on the emulsifying capabilities of its hydrophilic polymer systems and has introduced them to the United States market under the trade name BIONIQ(R). The

Company has also introduced a similar line of skin care products to Asian markets through a marketing partner. Until February 1997, the Company's principal means of distribution of BIONIQ(R) products was direct response television. When the monthly volume of direct response television sales did not meet the marketing company's expectations, direct response selling was discontinued. While continuing to seek another means of distribution, the Company sells a small amount of BIONIQ(R) products itself on the internet and by responding to telephone orders. The BIONIQ(R) product line presently consists of Body Therapy(TM), a moisturizing lotion; Replenishing Complex(TM), a moisturizing gel; Facial Formula(TM) (Dry/Normal) and Facial Formula(TM) (Normal/Oily), facial creams; Hydrating Cleanser(TM) (Dry/Normal) and Clarifying Cleanser(TM) (Normal/Oily), facial cleansers; Cucumber Refining Solution(TM) (Dry/Normal) and Tropical Refining Solution(TM) (Normal/Oily), facial toners; and Baby Therapy(TM), a body lotion for babies. The Company has been exploring other marketing channels for BIONIQ(R), including other direct selling methods.

         Research & Development Contracts

         The Company has been working on the development of products for other medical products companies under several R&D contracts. In 1991, the Company entered into a three year development agreement with a major private U.S. medical products company for medical products using HYPAN(R) hydrogels in areas other than wound care. This medical products Company's primary focus has been on certain types of drug delivery and permanent implants. The Company's HYPAN(R) polymers are presently being evaluated for controlled release of wound healing agents, certain types of OTC products, embolic agents, thermo-reversible gels for various uses, for gastro-intestinal products and for certain ophthalmic applications.

         License Agreements

         The Company has an Option and License Agreement for the intraocular Memory Lens(TM) with the Mentor Corporation. The Memory Lens has been on the market in Europe since 1995, and at the beginning of 1998 gained FDA approval for sales in the U.S. market. The Company received royalty payments from the sales of the Memory lens world-wide. During 1999, the Company transferred all rights, title, and interest to the patent rights, as defined, to Mentor Corporation's successor for a one-time payment of $1,450,000. The full amount has been received by the Company as of December 31, 1999. Due to the fact that the Company has not satisfied all of its obligations under the agreement, as defined, a portion of the proceeds was recorded as deferred income. The Company also has license agreements for a HYPAN(R) spinal disc replacement, HYPAN(R) particles as embolic agents and HYPAN(R) guidewires and catheters, and a HYPAN gastric implant to prevent an acid reflux.

         Specialty Chemicals

         Since 1988, the Company has sold HYPAN(R) hydrogels to the cosmetics and personal care industry (the "Trade") through a marketing partner, LIPO Chemicals, Inc. ("LIPO"). The Company signed a new Marketing and Distribution Agreement with LIPO Chemicals, Inc. on December 22, 1998, pursuant to which LIPO will retain its exclusive distribution rights worldwide, and the rights to manufacture two grades of HYPAN TN polymers, while the Company kept the rights to manufacture all the other grades. During the second quarter of 2001, in order to raise cash to continue the Company's operations, an agreement was signed between the Company and the sole distributor of the Company's hydrogels in cosmetics and personal care products for the buy out of the marketing and distribution agreement signed previously between the Company and the sole distributor ( the "Buy Out Agreement"). Pursuant to the Buy Out Agreement, the sole distributor received a perpetual global and exclusive license for the manufacture and sale of all grades of HYPAN in the cosmetics and personal care industries and a complete technology transfer. The Company is required to assign to the sole distributor its HYPAN trademarks for use in the cosmetics and personal care industries. In addition, the Company is required to transfer all existing hydrogel inventories related the the Buy Out Agreement. The Company is also supplying special grades of HYPAN(R) polymers for photographic products, for maritime sensors and for specialty filters.

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

         Recently, the Company has stopped the manufacture of HYPAN(R) materials and moved its production equipments to a public storage because of the likely eviction by its landlord.

Employees

         The Company has temporaily laid off all its employees except three (3) people, two (2) of whom are engaged in management, marketing and administration and one (1) in research and product development. None of the Company's personnel are represented by a union.

Item 2.  Description of Property.

         The Company has been renting approximately 22,000 square feet of office, laboratory and manufacturing space at 2245 Route 130 in Dayton, New Jersey under a lease with annual rental of approximately $354,000 per year (excluding utilities). The lease expires on June 30, 2003. At this facility the Company was able to manufacture approximately 5 tons of HYPAN(R) a year (enough annual capacity for the foreseeable future). The facility also provided all of the Company's office and laboratory space requirements.

         In February, 2002, the Company's landlord filed a Landlord-Tenant action against the Company. At a hearing at Court on February 20, 2002, the parties reached an accommodation as a Consent to Enter Judgement and the Company agreed to pay installments every two weeks until all arrearages are paid. Failure to pay will result in automatic eviction within days. The Company's management indicates inability to make payments and eviction is likely.

Item 3.  Legal Proceedings.

         The Company's former President filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former President, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is, therefore, void. The Company filed an answer denying most of the former President's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgement was rendered against the Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000 with the forgiveness of all accrued interest, to be paid in monthly payments over the next four years. During the year ended December 31, 2001, 2000 and 1999, $75,000, $75,000 and $80,000 was paid, respectively. The agreement stipulates that if any monthly payments are in default, as defined, the judgement will revert back to $367,500 with full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 2001, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 2001.

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

         In February, 2002, the Company's landlord filed a Landlord-Tenant action against the Company. At a hearing at Court on February 20, 2002, the parties reached an accommodation as a Consent to Enter Judgement and the Company agreed to pay installments every two weeks until all arrearages are paid. Failure to pay will result in automatic eviction within days. The Company's management indicates inability to make payments and eviction is likely.

         On March 19, 2002 the landlord filed a civil action for many damages, attorney fees, and costs. The Company has elected not to defend. Judgment in the amount of about $175,000 is inevitable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the period October 1, 2001 through December 31, 2001.

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

         The following table sets forth the range of the high and low bid prices for each of the Company's foregoing securities as reported by The OTC Bulletin Board for the eight quarterly periods ended December 31, 2001.


                                                          Common Stock
                                                       ------------------
         Period                                         High         Low
         ------                                        ------      ------

         2000:
         ----
                1st quarter                            $ 0.08      $ 0.04
                2nd quarter                              0.09        0.08
                3rd quarter                              0.10        0.09
                4th quarter                              0.11        0.07

         2001:
         ----
                1st quarter                            $ 0.09      $ 0.07
                2nd quarter                              0.08        0.06
                3rd quarter                              0.07        0.05
                4th quarter                              0.05        0.03


         The stock price ranges represent the high and low bid quotations as listed by The OTC Bulletin Board and reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of the close of business on March 31, 2002, there were 122 holders of record of the Company's Common Stock. The Company believes that it had approximately 400 beneficial owners of such securities as of such date.

         The Company has paid no cash dividends in respect of its Common Stock and the Company has no intention to pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. The industry in which the Company competes is characterized by rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depends largely on its ability to continue to enhance existing products and to introduce new products and technologies that meet the continually changing requirements of customers. While the Company has devoted significant resources to the development of new products and technologies, the Company currently has very limited resources, and will likely suffer eviction by the landlord, and there can be no assurance that it can continue to introduce new products and technologies on a timely basis or that certain of its products and technologies will not be rendered noncompetitive or obsolete by its competitors.

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

         Recently Issued Accounting Standards

         In June 2001, SFAS No. 141, "Business Combinations" was issued. SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interests method of accounting for business combinations and amends the accounting and financial reporting requirements for business combinations. This accounting pronouncement did not have an impact on the Company's consolidated financial position or results of operations.

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142, addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather tested annually for impairment. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS No. 142 effective fiscal 2002. This accounting pronouncement is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

Results of Operations

         Revenues

         The Company's total revenues for the fiscal year ended December 31, 2001 were $935,014, versus $767,194 for the fiscal year ended 2000, an increase of 21.9%. The increased revenues for fiscal year 2001 from the previous year primarily results from (i) an increase of $431,451 in right, license, and royalty fees; (ii) a decrease of $216,131 in net product sales; and (iii) a decrease of $47,500 in research and development fees. The decrease in net product sales is primarily resulted from the "Buy Out Agreement" as described in Notes to Consolidated Financial Statements, and the increase in right, license and royalty fees primarily as the result of the "Buy Out Agreement" mentioned earlier.

         For the years ended December 31, 2001 and 2000, two of the Company's product lines encompassed over 99% of net product sales. For the year ended December 31, 2001, two of the Company's customers accounted for 68% and 19% of the total revenues. For the year ended December 31, 2000, two of the Company's customers accounted for 42% and 32% of the total revenues.

         Costs and Expenses

         Cost of sales for the fiscal year ended December 31, 2001 was $136,404 versus $169,809 for fiscal year 2000, a decrease of 19.7%. The decrease in cost of sales was attributable to the lower sales, offset by lower margin, and the $25,000 inventory reserve established for aged HYPAN(R) products. Selling, general and administrative expenses for fiscal year ended December 31, 2001 was $808,857 versus $938,770 for the fiscal year ended 2000, a decrease of 13.8%. The decrease was principally due to lower employee related expenses. Research and development costs for fiscal year were $299,126 versus $378,730 for fiscal year 2000, a decrease of 21.0%, resulting from the decreased costs of the research and development staff.

         Legal Judgment and Settlement

         The Company's former President filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former President, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is, therefore, void. The Company filed an answer denying most of the former President's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgment was rendered against the Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000 with the forgiveness of all accrued interest, to be paid in monthly payments over the next four years. During the year ended December 31, 2001, 2000 and 1999, $75,000 $75,000 and $80,000 was paid, respectively. The agreement stipulates that if any monthly payments are in default, as defined, the judgement will revert back to $367,500 with full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 2001 due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 2001.

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

         In February, 2002, the Company's landlord filed a Landlord-Tenant action against the Company. At a hearing at Court on February 20, 2002, the parties reached an accommodation as a Consent to Enter Judgement and the Company agreed to pay installments every two weeks until all arrearages are paid. Failure to pay will result in automatic eviction within days. The Company's management indicates inability to make payments and eviction is likely.

         On March 19, 2002 the landlord filed a civil action for many damages, attorney fees, and costs. The Company has elected not to defend. Judgment in the amount of about $175,000 is inevitable.

         Other Income (Expense)

         Total other income (expense), net for fiscal year ended December 31, 2001 was an expenses of $153,724 versus an income of $83,978 for fiscal year 2000, a decrease of $237,702. The decrease in income was mainly due to a decrease in net operating loss ("NOL") sale of a portion of the Company's New Jersey NOLs to a company as approved and permitted by the State of New Jersey, and a decrease in collection of a receivable previously written off by the Company in a prior year.

         As a result of the increased revenues described above, decreased costs and expenses, and decreased other income, the Company incurred a lower net loss of $463,097 for the fiscal year ended December 31, 2001 versus a net loss of $636,137 for the fiscal year ended 2000.

Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $165,566 in cash and cash equivalents on hand as of December 31, 2001 versus $181,282 as of December 31, 2000. The working capital deficit as of December 31, 2001 was $9,010,873 versus $8,349,457 as of December 31, 2000, an increase of 7.9%. The increase in working capital deficit was primarily attributable to the net loss incurred in 2001.

         The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $900,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments not having been made.

         During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and the bonds payable on demand. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

         In April of 1996, the Company issued convertible bonds in the aggregate principal amount of approximately $981,000 (the "June Bonds") pursuant to a Convertible Bond Purchase Agreement effective February 27, 1996, by and among the Company, HYMEDIX International, First Taiwan Investment and Development, Inc. and the Purchasers (as defined therein). The June Bonds bear interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and the bonds payable on demand. The June Bonds are convertible in whole or in part at any time prior to payment or prepayment into one thousand (1,000) shares of common stock of the Company for each one thousand dollars ($1,000) of principal amount outstanding. Interest on the June Bonds is payable at maturity or upon prepayment or conversion thereof.

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as hereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of December 31, 2001, the Company had made various withdrawals from and repayments to the Special Account.

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

         Management is not certain that the Company will find a facility to continue its production and have adequate resources to finance its operations in 2002. In addition, a judgement in the amount of $367,500 has been rendered against the Company, and the Company's landlord is seeking a judgement of approximately $175,000 against the Company. Financing the judgement as well as the Company's operations will be very difficult. It is very likely that cash flow from operations and proceeds of financing, if any, will not be sufficient to fund the Company's operations and obligations in 2002.

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

         The Company had a loss of $463,097 for the fiscal year ended December 31, 2001 and had an accumulated deficit at December 31, 2001 of $8,968,129. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on its loans and leases. It is very likely that cash flow from operations and proceeds from a financing, if any, will not be sufficient to fund the Company's operations in 2002.

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

         o The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components and materials at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results. At the present time, the Company has no manufacturing capacity.

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

Item 7.  Financial Statements.

         See Financial Statement beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective January 31, 2001, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP ("AA") and retained as its new Independent Auditors, O'Connor Davies Munns & Dobbins, LLP ("ODMD"). AA Independent Auditor's Report on the Registrant's financial statements for the fiscal year ended December 31, 1999 did not contain as adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to engage ODMD was authorized by the Registrant's board of directors. During the fiscal year ended 2001 and through March 31, 2002, there were no disagreements between the Registrant and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which, if not resolved to AA's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Furthermore, no "reportable events" occurred within the Registrant's two most recent fiscal years prior to AA's dismissal.

         Neither the Registrant nor any person acting on its behalf, prior to the engagement of ODMD, consulted ODMD regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements, including any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Set forth below is certain background information with respect to the directors and executive officers of the Company, including information furnished by them as to their principal occupations for the last five years, certain other directorships held by them and their ages as of March 31, 2002. Each of the Directors and Officers set forth below, other than Dr. Jennings, also hold the same position with HYMEDIX International.

                                                                            Director or
                                                                             Executive
                                                                              Officer
Name                               Age    Position(s) with the Company         Since
----                               ---    ----------------------------      -----------
William G. Gridley, Jr.(3)         73     Chairman, Chief Financial Officer,    1994
                                          Secretary, Treasurer and Director

George P. Stoy                     54     Acting President, Principle           1994
                                          Executive Officer and Director

Edward H. Jennings, Ph.D.(1)(2)    66     Director                              1994

------------------------
(1)      Member of the Compensation Committee of the Board of Directors
(2)      Member of the Audit Committee of the Board of Directors
(3)      Member of the Executive Committee of the Board of Directors

         William G. Gridley, jr., Chairman, Chief Financial Officer, Secretary, Treasurer and Director. Mr. Gridley was President and a Director of HYMEDIX from the Acquisition Merger to January 1, 1996, when he became Chairman. Prior to joining HYMEDIX International in 1986, Mr. Gridley was President of Brandywine Investors, an investment management firm which he founded. From 1979 to 1983, he was President of Crescent Diversified, Ltd. and Competrol BVI, the United States investment vehicles of the Olayan Group. From 1973 to 1979, he was Executive Vice President of the American Express Bank. Prior to that, he was a Vice President of the Chase Manhattan Bank. Mr. Gridley is Vice Chairman of Tuskegee University and a member of the Board of Managers of the Jane Coffin Childs Memorial Fund for Medical Research. He is a graduate of Yale University. He has served without cash compensation since December 31, 2000.

         George P. Stoy, Acting President, Chief Executive Officer and Director. Mr. Stoy has served as Acting President, Chief Executive Officer since July 2001 when ex-President Dr. Charles Kliment resigned. Mr. Stoy was Vice President of Engineering of HYMEDIX since the Acquisition Merger. Mr. Stoy has been with HYMEDIX International since its inception. Mr. Stoy has been involved in the development of HYPAN(R)technology from its early stages, and is responsible for the development of processing technology and product design. Mr. Stoy is an inventor or co-inventor of numerous inventions that are the subject of patents and patent applications. Mr. Stoy holds a Masters degree in Mechanical Engineering. Mr. Stoy is compensated on a part time basis.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal year 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 10. Executive Compensation.

         The table below sets forth certain compensation information for the fiscal year ended December 31, 2001, 2000 and 1999 with respect to HYMEDIX Inc.'s ("HYMEDIX's" or the "Company's") Chief Executive Officer.

                                  HYMEDIX, INC.
                           Summary Compensation Table
                               Annual Compensation

                                                                    Long-Term
                                                                   Compensation
                                                                     Awards
                                                    Other Annual   (Securities
Name and Principal                                  Compensation    Underlying
Position                    Year     Salary ($)         ($)         Options (#))
-------------------------   ----     ----------     ------------    -----------

George P. Stoy              2001         60,000          0              0
Acting President,           2000        126,154          0              0
Chief Executive Officer     1999        102,338          0              0
and Director

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year End Option/SAR Values

                              Number of Securities
                             Underlying Unexercised
                         Options at Fiscal Year End (#)
                            Exercisable/Unexercisable

George P. Stoy                      3,000/3000
Acting President, Chief
Executive Officer and Director

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 31, 2002 regarding the beneficial ownership of the Company's Common Stock by: (a) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (b) all Directors; (c) each of the executive officers of the Company named in the Summary Compensation Table; and (d) all executive officers and Directors of the Company as a group:

                                                    Shares Beneficially
                                                         Owner (1)
Name and Address                            ----------------------------------
of Beneficial Owner                          Number                 Percentage
-------------------                         --------                ----------

Kingston Technologies                       1,384,551                 22.54%
 Limited Partnership (2)(3)

First Taiwan Investment                     2,051,078                 33.38%
 Holding Inc. (4)

William G. Gridley, Jr. (2)(3)(5)           1,429,551                 23.09%

George P. Stoy (2)(3)(6)                    1,387,551                 22.57%

Edward H. Jennings, Ph.D.                          --                    --
 The Ohio State University
 154 W. 12th Street
 Columbus, OH

Joseph Mo                                     430,048                  7.00%
 One Belleview Terrace
 Princeton, NJ

    All officers and Directors              1,432,551                 23.10%
     as a group 3 persons)

* Less than one percent (1%).

(1) Shares of Common Stock subject to options or warrants exercisable as of March 31, 2002 (or exercisable within 60 days after such date), are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

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

(3) The business address of each of these persons is c/o HYMEDIX, Inc., 2245 Route 130, Dayton, New Jersey 08810.

(4) The business address of each of these persons is 13th Floor, 563 Chung Hsiao East Road, Section 4, Taipei, Taiwan 10516.

(5) Includes 45,000 shares of Common Stock that Mr. Gridley has the right to acquire upon the exercise of stock options.

(6) Includes 3,000 shares of Common Stock that Mr. Stoy has the right to acquire upon the exercise of stock options.

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

                                       HYMEDIX, INC.
                                       (Registrant)

                                       By: /s/ GEORGE P. STOY
                                          --------------------------------------
                                          George P Stoy, Ph.D.
                                          Acting President (Principal Executive
                                          Officer) and Director

                                       Date: April 10, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                       Date


By: /s/ WILLIAM G. GRIDLEY, Jr.   Chairman, Chief Financial       April 10, 2002
    ---------------------------   Officer (Secretary, Treasurer,
      William G. Gridley, Jr.     Principal Financial Officer
                                  and Principal Accounting
                                  Officer); Director


By: /s/ EDWARD H. JENNINGS        Director                        April 10, 2002
    ---------------------------
      Edward H. Jennings

Item 13. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.
               --------

               Exhibit No.                 Description
               -----------                 -----------

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2001.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2001 AND 2000 AND
                           FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2001
                         TOGETHER WITH AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of HYMEDIX, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of HYMEDIX, Inc. (a Delaware corporation) and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of HYMEDIX, Inc. and subsidiary for the year ended December 31, 1999, were audited by other auditors whose report dated March 14, 2000, on those statements included an explanatory paragraph that described the substantial doubt the Company's ability to continue as a going concern as discussed in Note 3 to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the years 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of HYMEDIX, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations in each of the last three years, has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ O'CONNOR DAVIES MUNNS & DOBBINS, LLP
----------------------------------------------
O'Connor Davies Munns & Dobbins, LLP

New York, New York
March 13, 2002

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


                                                                                                   2001                    2000
                                                                                               ------------            ------------

                                     ASSETS
                                     ------

Current assets
  Cash and cash equivalents                                                                    $    165,566            $    181,282
  Accounts receivable                                                                                20,321                  56,885
  Note receivable from related party                                                                                         20,000
  Inventories, net                                                                                   22,165                  67,097
  Other current assets                                                                                3,928                  50,520
                                                                                               ------------            ------------

       Total current assets                                                                         211,980                 375,784

Property and equipment, net of accumulated
  depreciation of $756,387, and $742,932
  in 2001 and 2000, respectively                                                                     46,203                  59,658
Security deposit                                                                                     59,040                  59,040
                                                                                               ------------            ------------

                                                                                               $    317,223            $    494,482
                                                                                               ============            ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
  Notes payable                                                                                $  3,946,979            $  3,946,979
  Accounts payable and accrued expenses                                                           5,200,873               4,703,262
  Accrued judgement and settlement                                                                   75,000                  75,000
                                                                                               ------------            ------------

       Total current liabilities                                                                  9,222,852               8,725,241
                                                                                               ------------            ------------

Accrued judgement and settlement                                                                     62,500                 137,500
                                                                                               ------------            ------------

Commitments and contingencies

Stockholders' deficit
  8% senior convertible preferred stock, $3.00 par value,
    800,000 shares authorized, 7,390 shares issued and outstanding                                   22,170                  22,170
  Preferred stock, $.01 par value, 3,000 shares authorized,
    150 shares issued and outstanding                                                                     2                       2
  Common stock, $.001 par value, 20,000,000 shares authorized,
    6,143,781 shares issued and outstanding                                                           6,144                   6,144
  Additional paid-in capital                                                                     15,658,743              15,658,743
  Accumulated deficit                                                                           (23,155,188)            (22,555,318)
  Subscription receivable                                                                        (1,500,000)             (1,500,000)
                                                                                               ------------            ------------

       Total stockholders' deficit                                                               (8,968,129)             (8,368,259)
                                                                                               ------------            ------------

                                                                                               $    317,223            $    494,482
                                                                                               ============            ============


                   See independent auditors' report and accompanying notes to consolidated financial statements.

                                       F-2

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  --------------------------------------------


                                                                             2001                   2000                   1999
                                                                          -----------            -----------            -----------

Revenues
  Net product sales                                                       $   419,071            $   635,202            $   763,592
  Right, license, royalty and distribution fees                               472,943                 41,492                286,958
  Research and development contracts                                           43,000                 90,500                175,000
                                                                          -----------            -----------            -----------

       Total revenues                                                         935,014                767,194              1,225,550
                                                                          -----------            -----------            -----------

Costs and expenses
  Cost of sales                                                               136,404                169,809                312,453
  Selling, general and administrative                                         808,857                938,770              1,404,237
  Research and development                                                    299,126                378,730                475,117
                                                                          -----------            -----------            -----------

       Total costs and expenses                                             1,244,387              1,487,309              2,191,807
                                                                          -----------            -----------            -----------

       Loss from operations                                                  (309,373)              (720,115)              (966,257)
                                                                          -----------            -----------            -----------

Other income (expense)
  Loss on sale of assets                                                                             (12,460)
  Interest expense                                                           (278,185)              (286,185)              (312,906)
  Other income                                                                124,461                382,623              1,669,442
                                                                          -----------            -----------            -----------

       Total other income (expense), net                                     (153,724)                83,978              1,356,536
                                                                          -----------            -----------            -----------

       Net income (loss)                                                  $  (463,097)           $  (636,137)           $   390,279
                                                                          ===========            ===========            ===========

Basic earnings (loss) per common share:                                   $     (0.10)           $     (0.13)           $      0.04

Diluted earnings (loss) per common share:                                 $     (0.10)           $     (0.13)           $      0.04

Weighted average common shares outstanding                                  6,143,781              6,143,781              6,036,211


                   See independent auditors' report and accompanying notes to consolidated financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  --------------------------------------------



                                                          8% Senior Convertible
                                                            Preferred Stock                   Preferred Stock
                                                         -----------------------           --------------------
                                                         Number                             Number
                                 Comprehensive             of                                 of
                                 Income (Loss)           Shares         Amount              Shares       Amount
                                 -------------           ------      ------------          ---------     ------

Balance, December 31, 1998                               10,190      $     30,570               150      $    2

  Net income - 1999              $    390,279
  Preferred stock dividends
  Preferred stock conversion                             (2,800)           (8,400)
  Exercise of warrants
                                 -------------           ------      ------------          ---------     ------
       Comprehensive income      $    390,279
                                 =============


Balance, December 31, 1999                                7,390            22,170               150           2

  Net loss - 2000                $   (636,137)
  Preferred stock dividends
                                 -------------           ------      ------------          ---------     ------
       Comprehensive loss        $   (636,137)
                                 =============

Balance, December 31, 2000                                7,390            22,170               150           2

  Net loss - 2001                $   (463,097)
  Preferred stock dividends
                                 -------------           ------      ------------          ---------     ------
       Comprehensive loss        $   (463,097)
                                 =============

Balance, December 31, 2001                                7,390      $     22,170               150      $    2
                                                         ======      ============          =========     ======

                                                                                                                        (continued)

                          See independent auditors' report and accompanying notes to financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  --------------------------------------------




                                       Common Stock
                                 --------------------------
                                  Number                         Additional
                                    of                            Paid-in         Accumulated      Subscription
                                  Shares          Amount          Capital           Deficit         Receivable
                                 ---------     ------------     ------------     -------------     -------------

Balance, December 31, 1998       5,713,500     $      5,713     $ 15,646,474     $(22,035,912)     $ (1,500,000)

  Net income - 1999                                                                   390,279
  Preferred stock dividends                                                          (136,774)
  Preferred stock conversion           233                             8,400
  Exercise of warrants             430,048              431            3,869
                                 ---------     ------------     ------------     -------------     -------------
       Comprehensive income


Balance, December 31, 1999       6,143,781            6,144       15,658,743      (21,782,407)       (1,500,000)

  Net loss - 2000                                                                    (636,137)
  Preferred stock dividends                                                          (136,774)
                                 ---------     ------------     ------------     -------------     -------------
       Comprehensive loss


Balance, December 31, 2000       6,143,781            6,144       15,658,743      (22,555,318)       (1,500,000)

  Net loss - 2001                                                                    (463,097)
  Preferred stock dividends                                                          (136,773)
                                 ---------     ------------     ------------     -------------     -------------
       Comprehensive loss


Balance, December 31, 2001       6,143,781     $      6,144     $ 15,658,743     $(23,155,188)     $ (1,500,000)
                                 =========     ============     ============     =============     =============


                See independent auditors' report and accompanying notes to financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  --------------------------------------------


                                                                                   2001                2000                  1999
                                                                                ---------            ---------            ---------

Cash flow from operating activities
  Net income (loss)                                                             $(463,097)           $(636,137)           $ 390,279
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities
      Depreciation and amortization                                                13,455               37,769               35,799
      Loss on sale of assets                                                                            12,460
      Reserve for inventory obsolescence                                           25,000             (125,000)             100,000
      (Increase) decrease in
        Accounts receivable                                                        36,564               30,150              (86,818)
        Note receivable from related party                                         20,000              183,600             (156,960)
        Inventories                                                                19,932              128,824               (8,375)
        Receivable from net operating loss sale                                                        317,482             (317,482)
        Other current assets                                                       46,592               22,873              (16,579)
      Increase (decrease) in
        Accounts payable and accrued expenses                                     360,838              206,612              566,503
        Accrued judgement and settlement, net                                     (75,000)            (275,000)             (80,000)
                                                                                ---------            ---------            ---------

          Net cash provided (used) by
            operating activities                                                  (15,716)             (96,367)             426,367
                                                                                ---------            ---------            ---------

Cash flows from investing activities
  Purchase of property and equipment                                                                   (83,369)
  Proceeds from sale of equipment                                                                        5,015
                                                                                ---------            ---------            ---------

          Net cash used by investing activities                                       -                (78,354)                 -
                                                                                ---------            ---------            ---------

Cash flows from financing activities
  Proceeds from exercise of warrants                                                                                          4,300
  Principal repayments of notes payable                                                                                    (100,000)
                                                                                ---------            ---------            ---------

          Net cash used by financing activities                                       -                    -                (95,700)
                                                                                ---------            ---------            ---------

Net increase (decrease) in cash and cash equivalents                              (15,716)            (174,721)             330,667

Cash and cash equivalents, beginning of year                                      181,282              356,003               25,336
                                                                                ---------            ---------            ---------

Cash and cash equivalents, end of year                                          $ 165,566            $ 181,282            $ 356,003
                                                                                =========            =========            =========

Supplemental disclosures of cash flow information
  Income tax paid                                                               $     -              $     -              $  55,000


                         See independent auditors' report and accompanying notes to financial statements.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       Nature of Operations
         --------------------

         HYMEDIX, Inc. (the "Company") is engaged primarily in the development and commercialization of biomedical and skin care products based on proprietary advanced hydrogels. These hydrophilic polymers are biocompatible and highly versatile, and enable the Company to develop and manufacture products and components with many characteristics for a variety of medical products and other markets. For the years ended December 31, 2001, 2000 and 1999, two of the Company's product lines encompassed over 99%, 99% and 92% of net product sales, respectively. For the year ended December 31, 2001, two of the Company's customers accounted for 68% and 19% of total revenues. For the year ended December 31, 2000, two of the Company's customers accounted for 42% and 32% of the total revenues. For the year ended December 31, 1999, two of the Company's customers accounted for 72% and 20% of total revenues. As of December 31, 2001, 99% of accounts receivable were due from a customer who accounted for 24% of total revenues in the year 2001.

         During 2001, the Company sold their manufacturing rights to its sole distributor of skincare products based on proprietary advanced hydrogels. In addition, the Company was bought out of their marketing and distribution agreement with this distributor. Net product sales related to the manufacturing rights sold totaled approximately $354,000, $804,000 and $549,000 for the years ended December 31, 2001,
         2000 and 1999, respectively. The Company recognized $390,000 in right and royalty fees and $110,000 in deferred revenue for the year ended December 31, 2001, from the distributor relating to this agreement.

         The accompanying consolidated 2001, 2000 and 1999 financial statements include the accounts of the Company and HYMEDIX International, Inc. its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

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

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

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

         Inventories

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and overhead costs. As of December 31, inventories are comprised as follows:

                                                             2001         2000         1999
                                                          ---------    ---------    ---------

                  Raw materials                           $            $   7,709    $  86,676
                  Work in process                             4,920        4,920        6,396
                  Finished goods                            117,245      129,468      177,849
                                                          ---------    ---------    ---------
                                                            122,165      142,097      270,921
                  Less:  reserve for obsolete inventory    (100,000)     (75,000)    (200,000)
                                                          ---------    ---------    ---------

                                                          $  22,165    $  67,097    $  70,921
                                                          =========    =========    =========

         Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets ranging from three to five years.

         Patents

         Patents were amortized using the straight-line method over a 14-year period. As of December 31, 2001, all patents were fully amortized.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         Stock-Based Compensation

         The Company accounts for employee stock-based compensation using the intrinsic value method.

         Earnings (Loss) Per Common Share

         The Company has adopted SFAS No. 128, "Earnings Per Share", ("SFAS 128") which requires presentation in the consolidated statements of operations of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the net income (loss) for the period, after consideration of dividends related to preferred stock, where applicable, by the weighted average number of common shares outstanding. Net income (loss) available to common stockholders represents the net loss increased by preferred stock dividends ($136,773 and $136,774) for the years ended December 31, 2001 and 2000, respectively, and net income decreased by preferred stock dividends ($136,774) for the year ended December 31, 1999. None of the common shares issuable under either the Company's stock option plan, or the conversion of the preferred stock, bonds or outstanding warrants (which aggregated approximately 1,491,000 as of December 31, 2001) were included in the computation of earnings (loss) per common share assuming dilution because their inclusion would have been antidilutive. Thus, there is no difference between the weighted average common shares outstanding to weighted average common shares outstanding assuming dilution.

         New Accounting Pronouncements

         In June 2001, SFAS No. 141, "Business Combinations" was issued. SFAS No. 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interests method of accounting for business combinations and amends the accounting and financial reporting requirements for business combinations. This accounting pronouncement did not have an impact on the Company's consolidated financial position or results of operations.

         In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142, addresses financial accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 requires that goodwill no longer be amortized, but rather tested annually for impairment. This statement is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS No. 142 effective fiscal 2002. This accounting pronouncement is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


2.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         New Accounting Pronouncements (Continued)

         Also in June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt SFAS No. 143 effective fiscal 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS No. 144 effective fiscal 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

3.       Basis of Presentation
         ---------------------

         The Company incurred a loss from operations in each of the last three years ended December 31, 2001. The Company also has a working capital deficit, has a net capital deficiency and is not in compliance with certain loan provisions at December 31, 2001.

         Management is not certain that the Company will have adequate resources to finance its operations in 2002. The Company will likely suffer eviction by the landlord, and there can be no assurance that it can continue to introduce new products and technologies on a timely basis or that certain of its products and technologies will not be rendered noncompetitive or obsolete by its competitors. In addition, a judgement in the amount of $367,500 has been rendered against the Company (see
         Note 12). Financing the judgement as well as the Company's operations will be difficult. In the event that cash flow from operations and the anticipated proceeds from the financing, if any, are not sufficient to fund the Company's operations and obligations in 2002, there is no assurance that other sources of funds will be available to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


4.       Related Party Transactions
         --------------------------

         A portion of the Company's convertible bonds are held by First Taiwan, the majority stockholder of the Company. These bonds bear interest at 7% payable upon demand and are secured by substantially all the assets of the Company (see Note 7).

         The Company is the general partner of Kingston Diagnostics, L.P. ("Kingston"). At December 31, 2001 and 2000, the Company has recorded a note receivable ($-0- and $20,000, respectively) from Kingston related to the collection of a receivable written off by the Company in a prior year (see Note 13).

5.       Property and Equipment
         ----------------------

         At December 31, property and equipment is as follows:

                                                          2001         2000         1999
                                                       ---------    ---------    ---------

         Machinery and equipment                       $ 181,409    $ 181,409    $ 124,753
         Office equipment and furniture and fixtures      31,617       31,617       22,379
         Leasehold improvements                          589,564      589,564      589,564
                                                       ---------    ---------    ---------
                                                         802,590      802,590      736,696
         Less:  accumulated depreciation                (756,387)    (742,932)    (735,800)
                                                       ---------    ---------    ---------

                                                       $  46,203    $  59,658    $     896
                                                       =========    =========    =========

         Depreciation and amortization of property and equipment was $13,455, $7,132 and $4,359 in 2001, 2000 and 1999, respectively.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


6.       Accounts Payable and Accrued Expenses
         -------------------------------------

         At December 31, accounts payable and accrued expenses consists of:

                                           2001         2000         1999
                                        ----------   ----------   ----------

         Accounts payable               $  331,730   $  282,579   $  264,805
         Accrued compensation              251,928      271,599      344,719
         Accrued interest payable        1,999,402    1,721,216    1,453,486
         Accrued preferred dividends     1,077,591      940,817      804,044
         Refundable option deposit          99,000       99,000       99,000
         Deferred income (see Note 9)    1,343,000    1,214,540    1,208,000
         Other accrued expenses             98,222      173,510      185,822
                                        ----------   ----------   ----------

                                        $5,200,873   $4,703,261   $4,359,876
                                        ==========   ==========   ==========

7.       Notes Payable
         -------------

         Notes payable consists of the following as of December 31:

                                                               2001         2000         1999
                                                            ----------   ----------   ----------

         Note payable, bearing interest at 7%,
            interest only payable quarterly, matures
            in January 2007, unsecured
            (a) (see Note 9)                                $1,500,000   $1,500,000   $1,500,000

         Note payable, bearing interest at 7%,
            interest only payable semiannually,
            payable on demand, secured by a
            patent (a) (see Note 9)                            900,000      900,000      900,000

         Convertible bonds, bearing interest at 7%,
            payable on demand, secured by sub-
            stantially all the assets of the Company (b)     1,015,136    1,015,136    1,015,136

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


7.       Notes Payable (Continued)
         -------------

                                                               2001         2000         1999
                                                            ----------   ----------   ----------


         Note payable, bearing interest at 3%,
            payable on demand, unsecured                    $  458,326   $  458,326   $  458,326

         Note payable, bearing interest at 8%,
            payable on demand, unsecured                        72,317       72,317       72,317

         Demand note payable, bearing interest at
            10%, interest payable periodically,
            unsecured                                            1,200        1,200        1,200
                                                            ----------   ----------   ----------

                                                            $3,946,979   $3,946,979   $3,946,979
                                                            ==========   ==========   ==========

         (a) During 2001, 2000 and 1999, the Company has not made interest payments in accordance with the terms of the note agreements. As a result, the Company is in default with the agreements and therefore, the related debt has been classified as a current liability in the accompanying consolidated balance sheets.

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

8.       Income Taxes
         ------------

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


8.       Income Taxes (Continued)
         ------------

         The Company has evaluated its ability to realize the future tax benefits associated with its net operating loss carryforwards. At December 31, 2001, the Company had net operating loss carryforwards of approximately $16,300,000 for Federal income tax purposes, which expire through 2022. Based on its operating history, the Company has provided a valuation allowance of approximately $6,000,000 as a full valuation allowance against the deferred tax asset as of December 31, 2001 because it could not determine that it was more likely than not that such benefits would be realized.

         As a result of a previous recapitalization, a change in ownership, as defined for tax purposes, has occurred which will restrict the use of net operating loss carryforwards. The maximum amount of net operating losses incurred prior to the change in ownership (approximately $5,000,000) which can be utilized in any given year is approximately $1,300,000.

9.       Significant Agreements
         ----------------------

         The Company granted a license agreement covering the exclusive rights to all surgically applied eye care products developed by the Company to Optical Radiation Corporation (ORC). ORC subsequently assigned these rights to another company which is active in the intraocular lenses business. In 1987, the Company received $1,500,000 in licensing fees and a loan of $1,500,000, (see Note 7) as up-front payments stipulated by the agreement. In connection with the license agreement, the Company may receive royalties based on a percentage of sales of those products associated with the agreement. The Company earned approximately $268,000 of royalties under this agreement for the year ended December 31, 1999. During 1999, the Company transferred all rights, title and interest to the patent rights, as defined, to the company ORC assigned their rights for $1,450,000. The full amount has been received by the Company as of December 31, 1999. Due to the fact that the Company has not satisfied all of its obligations under the agreement, as defined, $1,208,000 of the proceeds was recorded as deferred income (see Note
         6).

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


9.       Significant Agreements (Continued)
         ----------------------

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

         In 1991, the Company entered into a Development Services and Licensing Agreement with a medical products company. Under this agreement and subsequent extensions, the medical products company has paid the Company $100,000 in fees for the year ended December 31, 1999. This amount has been reflected in research and development contract revenues in the accompanying consolidated statements of operations.

         During August 1995, the Company entered into a distribution and licensing agreement with Europa Magnetics Corporation Limited (EMC), a company affiliated with a stockholder of the Company. The agreement gives EMC the exclusive right to market and distribute the Company's skin care and wound care products in Asia. Under this agreement, if EMC manufactures products in Asia, it would pay the Company up to a 7% royalty on all partially or fully manufactured skin care and wound care products produced in Asia. No royalties have been received or earned through December 31, 2001.

10.      Commitments and Contingencies
         -----------------------------

         The Company leases certain office and manufacturing facilities under arrangements accounted for as operating leases. Rent expense approximated $368,000, $362,000 and $365,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These leases require the Company to pay all executory costs such as property taxes, maintenance and insurance. The approximate aggregate minimum lease payments, as revised by the "stipulation of settlement," of all noncancellable leases as of December 31, 2001 are as follows:

              For the Years Ending December 31,           Amount
              ---------------------------------          --------

                            2002                         $448,000
                            2003                          201,000

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


11.      Stockholders' Deficit
         ---------------------

         During 1994, the Company issued $1,500,000 of 9% preferred stock to Research Corporation Technologies, Inc. ("RCT"), which has a 20% interest in the Company's royalties under certain exclusive lens products licenses, in exchange for the right to receive the first $1,500,000 of royalties due to RCT. The $1,500,000 due from RCT is reflected as a subscription receivable at December 31, 2001, 2000 and 1999. The preferred stock is redeemable by the Company (but not by RCT) in six years, and is convertible after June 30, 1995 into the Company's common stock at $5.75 a share, with the Company having the right to redeem the preferred stock if RCT elects to convert.

         The Company maintains an Employee Stock Option Plan (the "Option Plan") and is authorized to grant options at fair value to purchase up to 500,000 shares of the Company's stock. The options are exercisable in varying percentages.

         Transactions under the Option Plan are as follows:

                                                                                  Weighted
                                                                       Shares      Average
                                                                        Under     Exercise
                                                                       Option       Price
                                                                       -------    --------

         Outstanding December 31, 1996 (exercisable 323,419 shares)    418,919     $3.11
              Expired                                                  (52,748)    $2.85
                                                                       -------
         Outstanding December 31, 1997 (exercisable 300,421 shares)    366,171     $3.15
              Expired                                                  (44,466)    $3.20
                                                                       -------
         Outstanding December 31, 1998 (exercisable 321,705 shares)    321,705     $3.14
              Granted                                                   30,000     $0.02
              Expired                                                  (59,000)    $5.58
                                                                       -------
         Outstanding December 31, 1999 (exercisable 292,705 shares)    292,705     $2.33
              Expired                                                  (92,593)    $3.20
                                                                       -------
         Outstanding December 31, 2000 (exercisable 200,112 shares)    200,112     $1.92
              Expired                                                 (100,612)    $3.13
                                                                       -------
         Outstanding December 31, 2001 (exercisable 99,500 shares)      99,500     $0.70
                                                                       =======

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


11.      Stockholders' Deficit (Continued)
         ---------------------

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                        Weighted    Weighted                 Weighted
            Range of         Number      Average     Average      Number      Average
            Exercise      Outstanding   Remaining   Exercise   Exercisable   Exercise
             Prices       at 12/31/01     Life        Price    at 12/31/01     Price
         --------------   -----------   ---------   --------   -----------   --------

         $0.02 to $1.99      95,500         4         $0.52       95,500       $0.52
         $2 to $3.99          2,000         3         $2.00        2,000       $2.00
         $6 to $12            2,000         3         $8.00        2,000       $8.00

         In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield 0%, risk-free interest rate of 5.0% for 2001 and expected option life of ten years. Expected volatility was assumed to be 100% for 2001. The weighted average fair value of options granted was $.0376 in 1999. There were no grants made during 2001 or 2000.

         As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                                        2001         2000         1999
                                                     ---------    ---------    ---------

         Net income (loss) as reported               $(463,097)   $(669,345)   $ 390,279
         Estimated fair value of the year's option
            grants, net of tax                                                     1,128
                                                     ---------    ---------    ---------

         Net income (loss) adjusted                  $(463,097)   $(669,345)   $ 389,151
                                                     =========    =========    =========

         Adjusted basic and diluted net
            income (loss) per share                     $(0.10)       $(.13)       $ .04

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


11.      Stockholders' Deficit (Continued)
         ---------------------

         This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

12.      Litigation
         ----------

         In February 2002, the Company's landlord filed a Landlord-Tenant action against the Company. At a hearing on February 20, 2002, the parties reached an accommodation as a Consent to Enter Judgment and the Company agreed to pay installments every two weeks until all arrearages are paid. Failure to pay will result in automatic eviction within days. The Company's management indicates inability to make payments and eviction is likely. On March 19, 2002, the landlord filed a civil action for many damages, attorney fees, and costs. The Company has elected not to defend. Judgment in the amount of about $175,000 is inevitable.

         The Company's former president filed a claim against the Company, the Company's Directors and Kingston Technologies Limited Partnership (a stockholder). The complaint, filed in September 1993, alleged that the Company wrongfully terminated the former president, that he was owed $367,500 in deferred compensation and $74,500 in back salary and that approximately $323,000 was owed him based on his claim that an agreement signed by him was signed under duress and is therefore void. The Company filed an answer denying most of the former president's claims for relief. The Company paid $74,500 in 1994 resulting in the parties settling the claim regarding back salary. In July 1996, a judgement was rendered against the Company in the amount of $805,964 plus interest in connection with this case. In April 1998, $438,464 of the judgement was reversed on appeal. The $367,500 claim for deferred compensation was affirmed by the Appellate Court. Accordingly, the Company reversed $438,464 of the accrued legal judgement plus related accrued interest in 1998. In July 1999, the Company reached an agreement to reduce the judgement to $350,000, with the forgiveness of all accrued interest, to be paid in monthly payments over the next four years. During the years ended December 31, 2001, 2000 and 1999, $75,000, $75,000 and $80,000 were paid, respectively. The agreement stipulates that if any monthly payments are in default, as defined, the judgement will revert back to $367,500 and full payment of accrued interest. The Company has not reflected the reduction in the judgement and accrued interest as of December 31, 2001, due to the Company's financial condition. The Company has accrued the affirmed judgement plus interest in the accompanying consolidated financial statements as of December 31, 2001.

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


12.      Litigation (Continued)
         ----------

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

13.      Other Income
         ------------

         For the years ended December 31, other income consists of:

                                                    2001         2000         1999
                                                 ----------   ----------   ----------

         Previously written off receivable (a)   $   30,400   $  166,400   $  401,960
         Gain on settlement (b)                                               950,000
         Net operating loss sale (c)                 94,061      215,278      317,482
         Interest                                                    945
                                                 ----------   ----------   ----------

                                                 $  124,461   $  382,623   $1,669,442
                                                 ==========   ==========   ==========

                          HYMEDIX, INC. AND SUBSIDIARY
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


13.      Other Income (Continued)
         ------------

         (a) Amount relates to the recording of a receivable previously written off by the Company in a prior year (see Note 4). All amounts have been collected as of December 31, 2001.

         (b) Gain on settlement represents prior rent that has been forgiven by the Company's ex-landlord.

         (c) Net operating loss ("NOL") sale represents the sale of a portion of the Company's New Jersey NOLs to a company as approved and permitted by the State of New Jersey.