Form 10QSB
period 2002-03-31
HYMEDIX INC
filed 2002-05-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.
                               ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                         Commission file number 0-19827
                                                -------

                                  HYMEDIX, INC.
             -------------------------------------------------------
             (Exact name of registrant, as specified in its charter)

           Delaware                                               22-3279252
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          2227 US Highway One, PMB#222
                        North Brunswick, New Jersey 08902
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

 Class                                          Outstanding as of April 30, 2002
 -----                                          --------------------------------
 Common                                                      6,143,781


Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X]

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of March 31, 2002
                   and December 31, 2001 ...................................3

                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2002 and March 31, 2001 ....4

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2002 and March 31, 2001 ....5

                   Notes to Interim Consolidated Financial Statements ......6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................9

PART II - OTHER INFORMATION

          Item 3.  Defaults Upon Senior Securities ........................14

          Item 6.  Exhibits and Reports on Form 8-K .......................14


SIGNATURES ................................................................15

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                 HYMEDIX, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets

                                            ASSETS
                                            ------

                                                                    March 31,     December 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                      $     67,275    $    165,566
   Accounts receivable                                                   7,124          20,321
   Inventories, net                                                     10,226          22,165
   Other current assets                                                  3,532           3,928
                                                                  ------------    ------------
      Total current assets                                              88,157         211,980

PROPERTY AND EQUIPMENT, NET                                             42,840          46,203
SECURITY DEPOSIT                                                        59,040          59,040
                                                                  ------------    ------------
      Total assets                                                $    190,037    $    317,223
                                                                  ============    ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
                             -------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                  $  3,946,979    $  3,946,979
   Accounts payable and accrued expenses                             5,336,481       5,200,873
   Accrued legal judgment and settlement                                75,000          75,000
                                                                  ------------    ------------
      Total current liabilities                                      9,358,460       9,222,852
                                                                  ------------    ------------

ACCRUED LEGAL JUDGMENT AND SETTLEMENT                                   32,500          62,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   8% Senior Convertible Preferred Stock, $3.00 par value,
      800,000 shares authorized, 7,390 shares issued and
      outstanding                                                       22,170          22,170
   Preferred Stock, $.01 par value, 3,000 shares authorized,
      150 shares issued and outstanding                                      2               2
   Common Stock, $.001 par value, 20,000,000 shares
      authorized, 6,143,781 shares issued and outstanding                6,144           6,144
   Additional paid-in capital                                       15,658,743      15,658,743
   Accumulated deficit                                             (23,387,982)    (23,155,188)
   Subscription receivable                                          (1,500,000)     (1,500,000)
                                                                  ------------    ------------
      TOTAL STOCKHOLDERS' DEFICIT                                   (9,200,923)     (8,968,129)
                                                                  ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    190,037    $    317,223
                                                                  ============    ============


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated balance sheets.

                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

REVENUES:

   Net product sales                                $    60,892     $   185,777
   License, royalty and distribution fees                10,216          61,671
   Research and development contracts                    10,750          10,750
                                                    -----------     -----------
      Total revenues                                     81,858         258,198
                                                    -----------     -----------

COSTS AND EXPENSES:

   Cost of sales                                         14,448          40,334
   Selling, general and administrative                  167,248         210,553
   Research and development                              71,735          76,243
                                                    -----------     -----------
      Total costs and expenses                          253,431         327,130
                                                    -----------     -----------
         Loss from operations                          (171,573)        (68,932)
                                                    -----------     -----------

OTHER (EXPENSE) INCOME
   Interest expense                                     (68,600)        (69,725)
   Other income                                           7,379               0
                                                    -----------     -----------
      Total other (expense) income net                  (61,221)        (69,725)
                                                    -----------     -----------

         Net loss                                   $  (232,794)    $  (138,657)
                                                    -----------     -----------

BASIC LOSS PER COMMON SHARE                         $     (0.04)    $     (0.03)
                                                    ===========     ===========

DILUTED LOSS PER COMMON SHARE                       $     (0.04)    $     (0.03)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                   6,143,781       6,143,781
                                                    ===========     ===========

DILUTED AVERAGE COMMON
 SHARES OUTSTANDING                                   6,143,781       6,143,781
                                                    ===========     ===========


The accompanying notes to interim consolidated financial statements are an integral part of these consolidated statements.

                                  HYMEDIX, INC. AND SUBSIDIARY

                              Consolidated Statements Of Cash Flows
                                           (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                             2002         2001
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(232,794)   $(138,657)
                                                                          ---------    ---------

   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                        3,363        3,363

         (Increase) decrease in:
          Accounts receivable                                                13,197       (1,310)
            Inventories, net                                                 11,939       10,764
            Other current assets                                                396        2,821

         Increase (decrease) in:
            Accounts payable and accrued expenses                           135,608       18,694
            Accrued legal judgment                                          (30,000)     (30,000)
                                                                          ---------    ---------
               Total adjustments                                            134,503        4,332
                                                                          ---------    ---------
               Net cash used in operating activities                        (98,291)    (134,325)
                                                                          ---------    ---------
               Net decrease in cash and cash equivalents                    (98,291)    (134,325)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              165,566      181,282
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  67,275    $  46,957
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

          In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.


2.   OTHER INCOME

          Substantially all of the other income recorded for the three months ended March 31, 2002 related to the interest earned for prior year income tax refund and sales of obsolete properties and equipments.


3.   LOSS PER SHARE

          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

Numerator:

   Net loss less preferred dividends of
      $34,193 for the period ended
      March 31, 2002 and
      March 31, 2001, respectively                   $  (266,987)   $  (172,850)
                                                     -----------    -----------

Denominator:

   Weighted average common
      shares outstanding                               6,143,781      6,143,781
                                                     -----------    -----------

BASIC LOSS PER COMMON SHARE                          $     (0.04)   $     (0.03)
                                                     ===========    ===========


Numerator:

   Net loss less preferred dividends of
      $34,193 for the period ended
      March 31, 2002 and
      March 31, 2001, respectively (A)                  (266,987)      (172,850)

   Interest on Convertible Bonds for the period (A)           --             --
                                                     -----------    -----------

         Subtotal                                       (266,987)      (172,850)
                                                     -----------    -----------

Denominator:

   Weighted average common
      shares outstanding

Common shares that would be issued in exchange
   for the Convertible Bonds assuming conversion
   at the beginning of the period (A)                  6,143,781      6,143,781
                                                     -----------    -----------

         Subtotal                                      6,143,781      6,143,781
                                                     -----------    -----------


DILUTED LOSS PER COMMON SHARE                        $     (0.04)   $     (0.03)
                                                     ===========    ===========


(A) None of the common shares issuable under the Company's stock option plan of 99,500 outstanding shares or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three months ended March 31, 2002 and March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. The industry in which the Company competes is characterized by rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depends largely on its ability to continue to enhance existing products and to introduce new products and technologies that meet the continually changing requirements of customers. The Company currently has very limited resources, and has been evicted by its landlord. There can be no assurance that it will be able to introduce its new products and technologies on a timely basis, if at all, or that its products and technologies will not be rendered noncompetitive or obsolete by its competitors.


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


Results of Operations

     Revenues

     The Company's total revenues for the three months ended March 31, 2002 were $81,858 versus $258,198 for the same period in 2001, a decrease of $176,340 or 68.3%. This decrease in revenues resulted mainly from (1) a decrease of $51,455 in license, royalty and distribution fees, (2) decreased sales of $38,484 in international sales of skin care products, (3) decreased sales of $85,857 in net sales of hydrogels, and (4) a decrease of $544 in domestic sales of skin care products.

     Costs and Expenses

     Cost of sales for the three months ended March 31, 2002 was $14,448 versus $40,334, for the same period in 2001, a decrease of $25,886 or 64.2%. This decrease in cost of sales was attributable to the 67.2% decrease in net product sales offset by higher costs due to product mix. Selling, general and administrative expenses decreased by $43,305 or 20.6% to $167,248 for the three months ended March 31, 2002 from $210,553 for the same period of 2001. The decrease was primarily due to lower employee related expenses. The research and development costs for the three months ended March 31, 2002 were $71,735 as compared to $76,243 for the same period in 2001, a decrease of $4,508 or 5.9%, mainly due to lower staff expenses.


     Other (Expense) Income, Net

     Total other expense decreased by $8,504 to $61,221 for the three month period ended March 31, 2002, versus $69,725 for the same period in 2001 mainly attributable to sales of obsolete properties and equipments, interest earned, and the decrease in interest expense from the previous year, which primarily resulted from the payment of legal judgment and settlement.

     As a result of the decreased revenues, costs and expenses, and other expenses described above for the three months ended March 31, 2002 as compared to the same period of the prior year, the Company incurred a net loss of $232,794 for the three months ended March 31, 2002 as compared to the net loss of $138,657 for the same period in 2001.


Liquidity, Capital Resources and Changes in Financial Condition

     The Company had $67,275 in cash on hand on March 31, 2002 versus $165,566 on December 31, 2001. The working capital deficit of $(9,270,303) on March 31, 2002 represents an increase of $259,431 from the 2001 year-end deficit level of $(9,010,872). The increase in working capital deficit was primarily attributable to the net loss incurred in the three-month period ended March 31, 2002.

     The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $900,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments that have not been made.

     During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $1,500,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and the bonds payable on demand. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

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

     Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of March 31, 2002, the Company had made various withdrawals from and repayments to the Special Account.

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

     In June of 1997, the Company received a payment of a $100,000 refundable deposit from a potential distributor with whom the Company has reached an agreement in principle regarding certain aspects of the Company's consumer skin care business. The Company has agreed to grant the distributor an option to negotiate an agreement with the Company with respect to the Company's skin care product in certain territories or to match the terms of any such agreement that the Company may negotiate with a third party, on a right-of-first refusal basis. The $100,000 deposit would be refundable to the distributor in the event any such third party agreement is consummated or creditable against amounts payable under any definitive agreement between the Company and this distributor. The Company does not have the ability to refund the $100,000 deposit.

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

     o The Company had a loss of $232,794 for the three months ended March 31, 2002 and had an accumulated deficit at March 31, 2002 of $9,200,923. The Company has experienced ongoing losses from operations. The Company has a limited cash balance and is in technical default on its loans and leases. It is very likely that cash flow from operations and proceeds from a financing, if any, will not sufficient to fund the Company's operations in 2002.

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

                                       HYMEDIX, INC.
                                       (Registrant)



Date: May 14, 2002                     By: /s/ GEORGE P. STOY
                                           -------------------------------------
                                           George P. Stoy
                                           Acting President (Principal Executive
                                           Officer) and Director



Date: May 14, 2002                     By: /s/ WILLIAM G. GRIDLEY, JR.
                                           -------------------------------------
                                           William G. Gridley, Jr.
                                           Chairman, Chief Financial Officer,
                                           (Secretary, Treasurer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer), Director