Form 10QSB
period 2002-06-30
HYMEDIX INC
filed 2002-08-14
CIK 880634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  June 30, 2002 .
                                           ---------------

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


                          2227 US Highway One, PMB#222
                        North Brunswick, New Jersey 08902
          (Address of principal executive offices, including zip code)

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

            Class                            Outstanding as of July 31, 2002
            -----                            -------------------------------

            Common                                      6,143,781

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                          HYMEDIX, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of June 30, 2002 and
                   December 31, 2001                                           3

                   Consolidated Statements of Operations for the Three and
                   Six Months Ended June 30, 2002 and June 30, 2001            4

                   Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2002 and June 30, 2001                       5

                   Notes to Interim Consolidated Financial Statements          6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         8

PART II - OTHER INFORMATION

          Item 3.  Defaults Upon Senior Securities                            11

          Item 6.  Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                    12


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          HYMEDIX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                  June 30,      December 31,
                                                                    2002            2001
                                                                ------------    ------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $     22,488    $    165,566
  Accounts receivable                                                     --          20,321
  Inventories, net                                                    10,212          22,165
  Other current assets                                                 1,832           3,928
                                                                ------------    ------------
      Total current assets                                            34,532         211,980

PROPERTY AND EQUIPMENT, NET                                           39,477          46,203
SECURITY DEPOSIT                                                      59,040          59,040
                                                                ------------    ------------
      Total assets                                              $    133,049    $    317,223
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                 $  3,946,979    $  3,946,979
  Accounts payable and accrued expenses                            5,519,618       5,200,873
  Accrued legal judgment and settlement                               75,000          75,000
                                                                ------------    ------------
        Total current liabilities                                  9,541,597       9,222,852
                                                                ------------    ------------

ACCRUED LEGAL JUDGMENT AND SETTLEMENT                                 17,500          62,500
                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

  8% Senior Convertible Preferred Stock, $3.00 par value,
     800,000 shares authorized, 7,390 shares issued and
     outstanding                                                      22,170          22,170
  Preferred Stock, $.01 par value, 3,000 shares authorized,
     150 shares issued and outstanding                                     2               2
  Common Stock, $.001 par value, 20,000,000 shares
     authorized, 6,143,781 shares issued and outstanding               6,144           6,144
  Additional paid-in capital                                      15,658,743      15,658,743
  Accumulated deficit                                            (23,613,107)    (23,155,188)
  Subscription receivable                                         (1,500,000)     (1,500,000)
                                                                ------------    ------------
      Total stockholders' deficit                                 (9,426,048)     (8,968,129)
                                                                ------------    ------------
      Total liabilities and stockholders' deficit               $    133,049    $    317,223
                                                                ============    ============

The accompanying notes to interim consolidated financial statements are an integral part of these consolidated financial statements.


                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                         2002           2001           2002           2001
                                                      -----------    -----------    -----------    -----------
REVENUES:

   Net product sales                                  $       220    $   189,304    $    61,112    $   375,081
   Right, license, royalty & distribution fees              6,250        396,502         16,466        458,173
   Research and development contracts                       6,250         10,750         17,000         21,500
                                                      -----------    -----------    -----------    -----------
      Total revenues                                       12,720        596,556         94,578        854,754
                                                      -----------    -----------    -----------    -----------
COSTS AND EXPENSES:

   Cost of sales                                               48         64,195         14,496        104,529
   Selling, general and administrative                    156,519        237,027        323,767        447,580
   Research and development                                28,535         73,556        100,270        149,799
                                                      -----------    -----------    -----------    -----------
      Total costs and expenses                            185,102        374,778        438,533        701,908
                                                      -----------    -----------    -----------    -----------
      (Loss) income from operations                      (172,382)       221,778       (343,955)       152,846
                                                      -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
   Interest expense                                       (68,231)       (69,638)      (136,831)      (139,363)
   Other income                                            15,488         30,400         22,867         30,400
                                                      -----------    -----------    -----------    -----------
      Total other (expense) income, net                   (52,743)       (39,238)      (113,964)      (108,963)
                                                      -----------    -----------    -----------    -----------
      Net (loss) income                               $  (225,125)   $   182,540    $  (457,919)   $    43,883
                                                      ===========    ===========    ===========    ===========

BASIC (LOSS) INCOME PER
 COMMON SHARE:                                        $     (0.04)   $      0.02    $     (0.09)   $      0.00
                                                      ===========    ===========    ===========    ===========
DILUTED (LOSS) INCOME PER
 COMMON SHARE:                                        $     (0.04)   $      0.02    $     (0.09)   $      0.00
                                                      ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                     6,143,781      6,143,781      6,143,781      6,143,781
                                                      ===========    ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                              6,143,781      6,143,781      6,143,781      6,143,781
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


                          HYMEDIX, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          -------------------------
                                                                             2002           2001
                                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (loss) income                                                $ (457,919)    $   43,883
                                                                          ----------     ----------
         Adjustments to reconcile net loss to net cash provided by
             operating activities:
                 Depreciation and amortization                                 6,726          6,727

                 (Increase) decrease in:
                     Accounts receivable                                      20,321       (444,722)
                     Note receivable from related party                          ---         20,000
                     Inventories, net                                         11,953         42,074
                     Other current assets                                      2,096         10,703

                 Increase (decrease) in:
                     Accounts payable and accrued expenses                   318,745        196,455
                     Accrued legal judgement                                 (45,000)       (45,000)
                                                                          ----------     ----------
                          Total adjustments                                  314,841       (213,763)
                                                                          ----------     ----------
                          Net cash used in operating activities             (143,078)      (169,880)
                                                                          ----------     ----------

                 Net decrease in cash and cash equivalents                  (143,078)      (169,880)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               165,566        181,282
                                                                          ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   22,488     $   11,402
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

         In the opinion of management, the accompanying interim consolidated financial statements of the Company reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly, in all material respects, the Company's financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.

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

         Pursant to the current agreement, the ex-distributor received a perpetual global and exclusive license for the manufacture and sale of all grades of HYPAN(R) in the cosmetics and personal care industries and a complete technology transfer. The Company also has to assign to the ex-distributor its HYPAN(R) trademarks for use in the cosmetics and personal care industries. In addition, the Company has to transfer all existing hydrogel inventories related to the agreement.

         In exchange for giving up the manufacturing rights and royalties, the Company received $500,000 in three (3) payments.

3.   OTHER INCOME

         Substantially all of the other income recorded for the six months ended June 30, 2002 related to the interest earned for prior year income tax refund and undistributed interest on the deposits in the escrow account held by our escrow agent, and sales of obsolete properties and equipments whereas all of the other income recorded for the six months ended June 30, 2001 related to the collection of a receivable previously written off by the Company in a prior year.

4.   (LOSS) INCOME PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128), which requires presentation in the consolidated statements of operations of both basic and diluted earnings per share. The computation of both basic and diluted earnings per share were as follows:


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                         2002            2001          2002           2001
                                                      -----------    -----------    -----------    -----------
Numerator:
   Net (loss) income less preferred dividends
    of $34,193 for the three month periods
    and $68,386 for the six month periods
    ended June 30, 2002 and
    June 30, 2001 respectively                        $  (259,318)   $   148,347    $  (526,305)   $   (24,503)
                                                      -----------    -----------    -----------    -----------
Denominator:
   Weighted average common
    shares outstanding                                  6,143,781      6,143,781      6,143,781      6,143,781
                                                      -----------    -----------    -----------    -----------
BASIC (LOSS) INCOME PER
 COMMON SHARE                                         $     (0.04)   $      0.02    $     (0.09)   $      0.00

Numerator:
   Net (loss) income less preferred dividends
    of $34,193 for the three month periods
    and $68,386 for the six month periods
    ended June 30, 2002 and
    June 30, 2001 respectively                        $  (259,318)   $   148,347    $  (526,305)   $   (24,503)
                                                      -----------    -----------    -----------    -----------
   Interest on Convertible Bonds for the
    period (A)                                                 (A)            (A)            (A)            (A)
                                                      -----------    -----------    -----------    -----------

         Subtotal                                     $  (259,318)   $   148,347    $  (526,305)   $   (24,503)
                                                      -----------    -----------    -----------    -----------
Denominator:
   Weighted average common
    shares outstanding                                  6,143,781      6,143,781      6,143,781      6,143,781
                                                      -----------    -----------    -----------    -----------
   Common shares that would be issued
    in exchange for the Convertible Bonds
    assuming conversion at the beginning
    of the period                                              (A)            (A)            (A)            (A)
                                                      -----------    -----------    -----------    -----------

         Subtotal                                       6,143,781      6,143,781      6,143,781      6,143,781
                                                      -----------    -----------    -----------    -----------

DILUTED (LOSS) INCOME PER
  COMMON SHARE                                        $     (0.04)   $      0.02    $     (0.09)   $      0.00
                                                      ===========    ===========    ===========    ===========


(A) None of the common shares issuable under the Company's stock option plan of 99,500 outstanding share or common shares issuable upon conversion of the preferred stock and convertible bonds were included in the above earnings per share calculations because their inclusion would be anti-dilutive for both the three and six months ended June 30, 2002 and June 30, 2001.

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

Results of Operations

         Revenues

         The Company's total revenues for the three months and six months ended June 30, 2002 were $12,720 and $94,578, respectively, versus $596,556 and $854,754 for the same periods in 2001; a decrease of 97.9% and 88.9%, respectively. The revenue decrease in net product sales resulted from a $175,404 decrease in net sales of hydrogels, a $13,311 decrease in BIONIQ export sales and a $369 decrease in BIONIQ domestic sales during the three months ended June 30, 2002 compared to the same period of 2001. The decrease in net product sales of $313,969 for the six months ended June 30, 2002 compared to the same period of the previous year was due to a decrease of $261,261 in sales of hydrogels (primarily occurring in the last three months of the period due to the inventories transfer pursant to the Buy Out Agreement in 2001), a $51,795 decrease in BIONIQ export sales, and a $913 decrease in domestic sales of BIONIQ products.

         Right, license, royalty and distributions fees decreased $390,252 and $441,707, respectively for the three months and six months ended June 30, 2002, compared to the prior year period. The decrease was primarily resulted from the Buy Out Agreement. Revenue from research and development contracts decreased $4,500 for the three months and six months ended June 30, 2002, from the same period of 2001.

         Costs and Expenses

         Cost of sales for the three months and six months ended June 30, 2002 were $48 and $14,496, respectively, versus $64,195 and $104,529 for the same periods in 2001, a decrease of 99.9% and 86.1%, respectively. The decrease for the three and six months ended June 30, 2002 resulted mainly from the lower sales and products mix. Selling, general and administrative expenses decreased 34.0% and 27.7% to $156,519 and $323,767 respectively, for the three months and six months ended June 30, 2002 from the same period of 2001. The decrease was principally due to lower employee related expenses and legal fees. The research and development costs for the three months and six months ended June 30, 2002 were $28,535 and $100,270, respectively, as compared to $73,556 and $149,799 for the same periods in 2001, a decrease of 61.2% and 33.1%, respectively, resulting from decreased costs of the research and development staff.

         Other (Expense) Income

         Total other (expense) income net, for the three months and six months ended June 30, 2002 was an expense of $52,743 and $113,964, respectively, versus an expense of $39,238 and $108,963 for the same periods in 2001, increase of $13,505 and $5,001, respectively. The increase in other expense for the three months ended June 30, 2002 was mainly attributable to a decrease of $30,400 collection of a receivable previously written off by the Company in a prior year, offset by an income of $15,488 on interest earned on the deposits in the escrow account held by our escrow agent, and a $1,407 decrease in interest expense from the previous year, which primarily resulted from the payment of legal judgment and settlement whereas the increase for the six months ended June 30, 2002 from the same period of the prior year was attributable to a decrease of $30,400 collection of a receivable mentioned above, offset by an income of $15,488 on interest earned on the deposits in the escrow account held by our escrow agent mentioned earlier, a $4,800 sales of obsolete properties and equipments, and a $2,579 on interest earned for the prior year tax refund and a $2,532 decrease in interest expense.

         As a result of the decreased revenues and expenses and increased other expenses described above for the three months ended June 30, 2002 as compared to the same period of the prior year, the Company incurred a loss of $225,125 for the three months ended June 30, 2002, versus an income of $182,540 for the same period of 2001. As a result of the decreased revenues and expenses and increased other expenses described above, for the six months ended June 30, 2002 as compared to the same period of the prior year, the Company incurred a loss of $457,919 for the six months ended June 30, 2002 as compared to the net income of $43,883 for the same period in 2001.

Liquidity, Capital Resources and Changes in Financial Condition

         The Company had $22,488 in cash and cash equivalents on hand on June 30, 2002 versus $165,566 on December 31, 2001. The working capital deficit of $(9,507,065) on June 30, 2002 represents an increase of $496,193 from the previous year-end deficit level of $(9,010,872). The increase in working capital deficit was primarily attributable to the net loss incurred in the six-month period ended June 30, 2002.

         The Company's two term loans, advanced to the Company by licensees pursuant to license agreements, in the principal amounts of $1,500,000 and $900,000, respectively, each have been classified as current liabilities as they are in technical default as a result of certain interest payments that have not been made.

         During the first quarter of 1996, the Company issued a convertible bond in the principal amount of $150,000 (the "September Bond") pursuant to a Convertible Bond Purchase Agreement effective March 5, 1996, by and among the Company, HYMEDIX International and Su Chen Huang. The September Bond bears interest at a rate of 7% per annum and matured (after being extended) on March 31, 1998. The Company is currently in default and the bond payable on demand. The September Bond is convertible in whole at any time prior to payment or prepayment into one hundred fifty thousand (150,000) shares of common stock of the Company. Interest on the September Bond is payable at maturity or upon prepayment or conversion thereof.

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

         Both the June Bonds and the September Bond are structured in such a way as to permit the Company, subject to certain terms and conditions, including approval of the Bondholders (as thereinafter defined), to make withdrawals from a special account (the "Special Account") up to the principal amount of the bonds on a periodic basis and to require the Company to reduce the amount withdrawn with respect to the Special Account by making payments into the Special Account. As of June 30, 2002, the Company had made various withdrawals from and repayments to the Special Account.

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

         Management is not certain that the Company will find a facility to continue its production and have adequate resources to finance its operations for the remainder of 2002. A judgement in the amount of $367,500 has been rendered against the Company, and the Company's landlord is seeking a judgment of approximately $175,000 against the Company. Financing the judgement as well as the Company's operations will be very difficult. It is very likely that cash flow from operations will not be sufficient to fund the Company's operations and obligations for the remainder of 2002.

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

         o The Company had a loss of $457,919 for the six months ended June 30, 2002 and had an accumulated deficit at June 30, 2002 of $9,426,048. The Company has experienced ongoing losses from operations. The Company has a very limited cash balance and is in technical default on all it's loans and leases. It is very likely that cash flow from operations will not be sufficient to fund the Company's operations for the remainder of 2002.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.
               --------

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)   Reports on Form 8-K.
               -------------------

               None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HYMEDIX, INC.
                                       (Registrant)


Date:  August 13, 2002                 By: /s/ GEORGE P. STOY
                                           -------------------------------------
                                           George P. Stoy
                                           Acting President
                                           (Acting Principal Executive Officer)


Date:  August 13, 2002                 By: /s/ WILLIAM G. GRIDLEY, JR.
                                           -------------------------------------
                                           William G. Gridley, jr.
                                           Chairman, Chief Financial Officer,
                                           (Secretary, Treasurer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer), Director